Form 10-Q
period 1996-03-31
SMITH BARNEY PRINCIPAL PLUS FUTURES FUND LP
filed 1996-05-15
CIK 944697

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended March 31, 1996

Commission File Number 33-91742


                 SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 New York                              13-3823300
- -------------------------------------------------------------------------------
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)


                    c/o Smith Barney Futures Management Inc.
                          390 Greenwich St. - 1st Fl.
                           New York, New York 10013
- -------------------------------------------------------------------------------
             (Address and Zip Code of principal executive offices)


                               (212) 723-5424
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X    No ____

                 SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
                                   FORM 10-Q
                                     INDEX

                                                                                                  Page
                                                                                                 Number
                                                                                                 ------
PART I - Financial Information:

                 Item 1.       Financial Statements:

                               Statements of Financial Condition
                               at March 31, 1996 and December 31,
                               1995                                                                 3

                               Statement of Income and Expenses
                               and Partners' Capital for the Three
                               Months ended March 31, 1996                                          4

                               Notes to Financial Statements                                      5 - 6

                 Item 2.       Management's Discussion and Analysis
                               of Financial Condition and Results of
                               Operations.                                                        7 - 8

PART II - Other Information                                                                         9

                                     PART I

                         Item 1.  Financial Statements


                    SMITH BARNEY PRINCIPAL FUTURES FUND L.P.
                       STATEMENTS OF FINANCIAL CONDITION



                                                     MARCH 31,             DECEMBER 31,
                                                        1996                   1995
         ASSETS                                    ______________         ______________
                                                    (Unaudited)
Equity in commodity futures trading account:
  Cash and cash equivalents                          $12,520,576            $13,548,113
  Net unrealized appreciation
   on open futures contracts                             811,473              1,276,831
  Zero Coupons, $37,507,000
   principal amount due February
   15, 2003 at market value
   (amortized cost $25,224,732 and $24,867,412
   respectively)                                      24,426,434             25,399,365
  Commodity options owned, at market value
   (cost  $2,010 )                                                                2,070
                                                   --------------         --------------

                                                     $37,758,483            $40,226,379

                                                   ==============         ==============



LIABILITIES AND PARTNERS' CAPITAL


Liabilities:

 Accrued expenses:
  Management fees                                        $46,130                $47,650
  Commissions                                            110,092                115,109
  Incentive fees                                          45,301                361,011
  Due to Smith Barney                                    349,916                480,508
  Other                                                   45,885                 36,700
Commodity options written, at market
 value (premiums received $900)                                                     960
                                                   --------------         --------------
                                                         597,324              1,041,938
Partners' Capital

General Partner, 376 Unit
  equivalents outstanding  in 1996 and 1995              372,533                392,815
Limited Partners, 37,131
  Units of Limited Partnership
  Interest outstanding in 1996 and 1995
                                                      36,788,626             38,791,626
                                                   --------------         --------------

                                                      37,161,159             39,184,441

                                                   --------------         --------------
                                                     $37,758,483            $40,226,379
                                                   ==============         ==============

See Notes to Financial Statements.

                 SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                  (UNAUDITED)



                                                          THREE-MONTHS
                                                              ENDED
                                                            MARCH 31,
                                                              1996
                                                          ------------
Income:
  Net losses on trading of commodity
   interests:
  Realized losses on closed positions                       ($503,838)
  Change in unrealized gain/losses on
   open positions                                            (465,358)
                                                          ------------
                                                             (969,196)
Less, brokerage commissions and clearing
  fees ($13,168)                                             (375,592)
                                                          ------------
  Net realized and unrealized losses                       (1,344,788)

  Unrealized depreciation
   on Zero Coupons                                         (1,330,251)
  Interest income                                             487,912
                                                          ------------
                                                           (2,187,127)
                                                          ------------
Expenses:

  Management fees                                             138,723
  Incentive fees                                             (315,710)
  Other                                                        13,142
                                                          ------------
                                                             (163,845)
                                                          ------------
  Net losses                                               (2,023,282)
                                                          ------------
  Net decrease in Partners' capital                        (2,023,282)

Partners' capital, beginning of period                     39,184,441
                                                          ------------
Partners' capital, end of period                          $37,161,159
                                                          ============
Net Asset Value per Unit
  (37,507  Units outstanding at
  March 31, 1996 )                                            $990.78
                                                          ============
Redemption Net Asset Value per Unit                         $1,000.11
                                                          ============
Net loss per Unit of Limited Partnership
  Interest and General Partnership
  Unit equivalent                                           $  (53.94)
                                                          ============

See Notes to Financial Statements.

                 SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996
                                  (Unaudited)

General

           Smith Barney Principal Plus Futures Fund L.P. (the "Partnership") is a limited partnership which was initially organized on January 25, 1993 under the partnership laws of the State of New York and was capitalized on April 12, 1995. No activity occurred between January 25, 1993 and April 12, 1995. The Partnership engages in the speculative trading of commodity interests, including forward contracts on foreign currencies, commodity options and commodity futures contracts, including futures contracts on U.S. Treasuries and certain other financial instruments, foreign currencies and stock indices. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership maintains a portion of its assets in interest payments stripped from U.S. Treasury Bonds under the Treasury's STRIPS program which payments are due approximately seven years from the date trading commenced ("Zero Coupons").

           Between July 12, 1995 and November 16, 1995, 37,130 Units were sold at $1,000 per Unit. The proceeds of the offering were held in an escrow account until November 17, 1995, at which time they were turned over to the Partnership for trading.

           Smith Barney Inc. ("SB") act as the commodity broker for the Partnership. The General Partner of the Partnership is a wholly-owned subsidiary of SB. All trading decisions are made for the Partnership by John
W. Henry & Co., Inc., Abraham Trading Co. and Rabar Market Research Inc. (collectively, the "Advisors"). None of the Advisors is affiliated with the General Partner or SB.

           Offering and organization expenses of $550,000 relating to the issuance and marketing of Units offered were initially paid by SB. The accrued liability for reimbursement of offering and organization expenses will not reduce Net Asset Value per Unit for any purpose (other than financial reporting), including calculation of advisory and brokerage fees and the redemption value of Units. Interest earned by the Partnership will be used to reimburse SB for the offering and organization expenses of the Partnership until such time as such expenses are fully reimbursed. As of March 31, 1996, the Partnership has reimbursed SB for $200,084 of offering and organization expenses.

                 SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

           The accompanying financial statements are unaudited but, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 1996 and the result of its operations for the three months ended March 31, 1996. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with Security and Exchange Commission for the year ended December 31, 1995.

           Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Net Asset Value Per Unit

           Changes in net asset value per Unit for the three months ended March 31, 1996 were as follows:

                                                              THREE MONTHS ENDED
                                                                MARCH 31, 1996
                                                              ------------------
Net realized and unrealized losses                                 $  (35.85)
Realized and unrealized
 losses on Zero Coupons                                               (35.57)
Interest income                                                        13.10
Expenses                                                                4.38
                                                                   ----------

Decrease for period                                                   (53.94)

Net Asset Value per Unit,
 beginning of period                                                1,044.72
                                                                   ----------

Net Asset Value per Unit,
 end of period                                                     $  990.78
                                                                   ==========

Redemption Net Asset
 Value per Unit *                                                  $1,000.11
                                                                   ==========

* For the purpose of a redemption, any accrued liability for reimbursement of offering and organization expenses will not reduce redemption net asset value per unit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

           The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity no such losses occurred in the Partnership's first quarter of 1996.

           The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject.

           The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

           For the three months ended March 31, 1996, Partnership capital decreased 5.2% from $39,184,441 to $37,161,159. This decrease was attributable to a net loss from operations of $2,023,282 for the three months ended March 31, 1996. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

           During the Partnership's first quarter of 1996, the net asset value per Unit decreased 5.2% from $1,044.72 to $990.78. The Partnership experienced a net trading loss before commissions and expenses in the first quarter of 1996 of $969,196. Losses were recognized in the trading of commodity futures in stock indices, interest rates, energy products, precious metals and agricultural products and were partially offset by gains recognized in currencies.

           Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify correctly those price trends. These price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

           Interest income on 80% of the Partnership's daily average equity maintained in cash was earned on the monthly average non- competitive yield of 30 day U.S. Treasury Bills. Also included in interest income is the amortization of original issue discount on the Zero Coupons based on the interest method.

           Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and are affected by trading performance and redemptions.

           All trading decisions for the Partnership are currently being made by the Advisors. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions.

           Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor.

                           PART II OTHER INFORMATION

Item 1.      Legal Proceedings - None

Item 2.      Changes in Securities - None

Item 3.      Defaults Upon Senior Securities - None

Item 4.      Submission of Matters to a Vote of Security Holders - None

Item 5.      Other Information - None

Item 6.      (a) Exhibits - None

             (b) Reports on Form 8-K - None

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.


By:      Smith Barney Futures Management Inc.
         ------------------------------------
          (General Partner)


By:        /s/ David J. Vogel, President
         ------------------------------------
          David J. Vogel, President

Date:      5/10/96

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      Smith Barney Futures Management Inc.
         ------------------------------------
          (General Partner)


By:       /s/ David J. Vogel, President
         ------------------------------------
          David J. Vogel, President


Date:      5/10/96


By        /s/ Daniel A. Dantuono
         ------------------------------------
          Daniel A. Dantuono
          Chief Financial Officer and
          Director

Date:      5/10/96

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.           Description
- -------         -----------

  27            Financial Data Schedule