Form 10-Q
period 1996-06-30
SMITH BARNEY PRINCIPAL PLUS FUTURES FUND LP
filed 1996-08-14
CIK 944697

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended June 30, 1996

Commission File Number 33-91742


                SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
            (Exact name of registrant as specified in its charter)


      New York                                      13-3823300
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                  Identification No.)


                    c/o Smith Barney Futures Management Inc.
                           390 Greenwich St. - 1st Fl.
                            New York, New York 10013
              (Address and Zip Code of principal executive offices)


                                 (212) 723-5424
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes   X    No

                SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
                                  FORM 10-Q
                                    INDEX

                                                                       Page
                                                                      Number

PART I - Financial Information:

            Item 1.   Financial Statements:

                      Statements of Financial Condition
                      at June 30, 1996 and December 31,
                      1995                                              3

                      Statements of Income and Expenses
                      and Partners' Capital for the Three
                      and Six Months ended June 30, 1996                4

                      Notes to Financial Statements                   5 - 8

            Item 2.   Management's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations.                                     9 - 10

PART II - Other Information                                             11

                                     PART I

                          Item 1. Financial Statements


                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
                        STATEMENTS OF FINANCIAL CONDITION



                                                        JUNE 30,    DECEMBER 31,
                                                          1996         1995
                                                      ------------  ------------
ASSETS
                                                      (Unaudited)

Equity in commodity futures trading account:
  Cash and cash equivalents                            $12,687,091   $13,548,113
  Net unrealized appreciation
   on open futures contracts                               734,047     1,276,831
  Zero Coupons, $36,426,000  and $37,507,000
   principal amount in 1996 and 1995
   due February 15, 2003 at market value
   (amortized cost $24,852,367 and $24,867,412 ,
   respectively)                                        23,647,395    25,399,365
  Commodity options owned, at market value
   (cost  $1,900 and $2,010, respectively )                  2,250         2,070

                                                       -----------   -----------

                                                        37,070,783    40,226,379

Receivable from SB on sale of Zero Coupons                 701,331          --

                                                       -----------   -----------

                                                       $37,772,114   $40,226,379

                                                       ===========   ===========



LIABILITIES AND PARTNERS' CAPITAL


Liabilities:

 Accrued expenses:
  Management fees                                      $    44,950   $    47,650
  Commissions                                              107,050       115,109
  Incentive fees                                            11,121       361,011
  Due to Smith Barney                                      218,324       480,508
  Other                                                     18,246        36,700
Commodity options written, at market
  value (premiums received $900)                              --             960
Redemptions payable                                      1,083,411          --

                                                       -----------   -----------

Partners' Capital                                        1,483,102     1,041,938

General Partner, 376 Unit
  equivalents outstanding  in 1996 and 1995                374,586       392,815
Limited Partners, 36,050 and 37,131
  Units of Limited Partnership
  Interest outstanding in 1996 and 1995                 35,914,426    38,791,626

                                                       -----------   -----------

                                                        36,289,012    39,184,441
                                                       -----------   -----------

                                                       $37,772,114   $40,226,379
                                                       ===========   ===========
See Notes to Financial Statements

                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
             STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                   THREE-MONTHS     SIX-MONTHS
                                                       ENDED          ENDED
                                                      JUNE 30,       JUNE 30,

                                                 ---------------  --------------

                                                       1996           1996

                                                 ---------------  --------------
Income:
  Net gains (losses) on trading of
   commodity interests:
  Realized gains  on closed positions              $    753,532    $    249,694
  Change in unrealized gains/losses on
   open positions                                       (77,076)       (542,434)
                                                   ------------    ------------

                                                        676,456        (292,740)

Less, brokerage commissions and clearing
  fees ($9,519  and $22,687 respectively)              (356,086)       (731,678)
                                                   ------------    ------------

  Net realized and unrealized gains (losses)            320,370      (1,024,418)
  Realized losses on sale of Zero Coupons               (36,238)        (36,238)
  Unrealized depreciation on Zero Coupons              (406,674)     (1,736,925)
  Interest income                                       496,797         984,709
                                                   ------------    ------------
                                                        374,255      (1,812,872)
                                                   ------------    ------------

Expenses:
  Management fees                                       136,959         275,682
  Incentive fees                                         11,121        (304,589)
  Other                                                  14,911          28,053
                                                   ------------    ------------
                                                        162,991            (854)
                                                   ------------    ------------

  Net income (loss)                                     211,264      (1,812,018)
  Redemptions                                        (1,083,411)     (1,083,411)
                                                   ------------    ------------

  Net decrease in Partners' capital                    (872,147)     (2,895,429)

Partners' capital, beginning of period               37,161,159      39,184,441
                                                   ------------    ------------

Partners' capital, end of period                   $ 36,289,012    $ 36,289,012
                                                   ============    ============
Net Asset Value per Unit
  (36,426 Units outstanding at
  June 30, 1996)                                   $     996.24    $     996.24
                                                   ============    ============
Net income (loss) per Unit of Limited
Partnership Interest and General Partnership
Unit equivalent                                    $       5.46    $     (48.48)
                                                   ============    ============

Redemption Net Asset Value per Unit                $   1,002.23    $   1,002.23
                                                   ============    ============

                SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
                        NOTES TO FINANCIAL STATEMENTS
                                June 30, 1996
                                 (Unaudited)

1. General:

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

     Smith Barney Inc. ("SB") act as the commodity broker for the Partnership. The General Partner of the Partnership is a wholly- owned subsidiary of SB. All trading decisions are made for the Partnership by John W. Henry & Co., Inc., Abraham Trading Co. and Rabar Market Research Inc. (collectively, the "Advisors"). None of the Advisors are affiliated with the General Partner or SB.

     The accompanying financial statements are unaudited but, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 1996 and the result of its operations for the three and six months ended June 30, 1996. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with Security and Exchange Commission for the year ended December 31, 1995.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


2. Net Asset Value Per Unit:

     Changes in net asset value per Unit for the three and six months ended June 30, 1996 were as follows:

                                                  THREE-MONTHS       SIX-MONTHS
                                                      ENDED            ENDED
                                                     JUNE 30,         JUNE 30,
                                                       1996             1996
                                                   -----------       -----------

Net realized and unrealized
 gains (losses)                                     $    8.54         $  (27.31)
Realized and unrealized
 losses on Zero Coupons                                (11.81)           (47.28)
Interest income                                         13.25             26.24
Expenses                                                (4.34)             0.05
Other                                                   (0.18)            (0.18)
                                                    ---------         ---------

Increase (decrease) for period                           5.46            (48.48)

Net Asset Value per Unit,
 beginning of period                                   990.78          1,044.72
                                                    ---------         ---------

Net Asset Value per Unit,
 end of period                                      $  996.24         $  996.24
                                                    =========         =========

Redemption Net Asset
 Value per Unit *                                   $1,002.23         $1,002.23
                                                    =========         =========

* For the purpose of a redemption, any accrued liability for reimbursement of offering and organization expenses will not reduce redemption net asset value per unit.

3. Offering and Organization Costs:

     Offering and organization expenses of $550,000 relating to the issuance and marketing of Units offered were initially paid by SB. The accrued liability for reimbursement of offering and organization expenses will not reduce Net Asset Value per Unit for any purpose (other than financial reporting), including calculation of advisory and brokerage fees and the redemption value of Units. Interest earned by the Partnership will be used to reimburse SB for the offering and organization expenses of the Partnership until such time as such expenses are fully reimbursed. As of June 30, 1996, the Partnership has reimbursed SB for $287,193 of offering and organization expenses.

4. Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statements of income and expenses.

     The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at June 30, 1996 was $736,297 and the average fair value during the six months then ended, based on monthly calculation, was $1,024,165.

5. Financial Instrument Risk:

     The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

     Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The

Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SB.

     The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At June 30, 1996, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $88,345,031 and $79,244,718, respectively, as detailed below. All of these instruments mature within one year of June 30, 1996. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At June 30, 1996, the Partnership had net unrealized trading gains of $736,297, as detailed below.


                                     NOTIONAL OR CONTRACTUAL             NET
                                      AMOUNT OF COMMITMENTS          UNREALIZED
                                  TO PURCHASE      TO SELL           GAIN/(LOSS)

Currencies
- - Exchange Traded Contracts      $ 11,266,533       $ 7,998,794        $ 37,022
- - OTC Contracts                    10,664,836        17,752,212         169,366
Energy                              2,024,818           149,436         116,591
Interest Rates US                           0        22,605,519         (72,588)
Interest Rates Non US              57,331,841         6,881,944         114,474
Grains                                328,950         1,935,710          10,445
Livestock                             338,320                 0           3,970
Softs                               1,581,018         1,789,416          21,137
Metals                              1,601,998        17,472,158         335,141
Indices                             3,206,717         2,659,529             738
                                  -----------       -----------        --------

Totals                            $88,345,031       $79,244,718        $736,297
                                  ===========       ===========        ========

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.


Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity no such losses occurred in the Partnership's second quarter of 1996.

     The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the six months ended June 30, 1996, Partnership capital decreased 7.4% from $39,184,441 to $36,289,012. This decrease was attributable to a net loss from operations of $1,812,018 and to redemptions totaling $1,083,411 for the six months ended June 30, 1996. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

     During the Partnership's second quarter of 1996, the net asset value per Unit increased .6% from $990.78 to $996.24. The Partnership experienced a net trading gain before commissions and expenses in the second quarter of 1996 of $676,456. Gains were recognized in the trading of commodity futures in currencies, energy products, metals and agricultural products and were partially offset by losses recognized in indices and interest rates.

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

     Interest income on 80% of the Partnership's daily average equity maintained in cash was earned on the monthly average noncompetitive yield of 30 day U.S. Treasury Bills. Also included in interest income is the amortization of original issue discount on the Zero Coupons based on the interest method.

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

SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.


By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        -----------------------------
        David J. Vogel, President

Date:    8/14/96

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        -----------------------------
        David J. Vogel, President


Date:    8/14/96


By      /s/ Daniel A. Dantuono
        ----------------------
        Daniel A. Dantuono
        Chief Financial Officer and
        Director

Date:    8/14/96