Form 10-Q
period 1996-09-30
SMITH BARNEY PRINCIPAL PLUS FUTURES FUND LP
filed 1996-11-13
CIK 944697

                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended September 30, 1996

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

                                                                       Page
                                                                      Number

PART I - Financial Information:

            Item 1.   Financial Statements:

                      Statements of Financial Condition
                      at September 30, 1996 and December 31,
                      1995                                               3

                      Statements of Income and Expenses
                      and Partners' Capital for the Three
                      and Nine Months ended September 30, 1996           4

                      Notes to Financial Statements                    5 - 8

            Item 2.   Management's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations.                                      9 - 10

PART II - Other Information                                             11

                                     PART I

                          Item 1. Financial Statements


                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
                        STATEMENTS OF FINANCIAL CONDITION



                                                    SEPTEMBER 30,   DECEMBER 31,
                                                         1996          1995
                                                    --------------  ------------
ASSETS                                             (Unaudited)


Equity in commodity futures trading account:
  Cash and cash equivalents                            $10,976,461   $13,548,113
  Net unrealized appreciation
   on open futures contracts                             1,613,568     1,276,831
  Zero Coupons, $35,849,000  and $37,507,000
   principal amount in 1996 and 1995
   due February 15, 2003 at market value
   (amortized cost $24,816,828 and $24,867,412,
   respectively)                                        23,686,868    25,399,365
  Commodity options owned, at market value
   (cost $2,010, respectively)                                   -         2,070
                                                       -----------   -----------


                                                        36,276,897    40,226,379

Receivable from SB on sale of Zero Coupons                 381,010             -

                                                       -----------   -----------

                                                       $36,657,907   $40,226,379

                                                       ===========   ===========



LIABILITIES AND PARTNERS' CAPITAL


Liabilities:

 Accrued expenses:
  Management fees                                      $    43,143   $    47,650
  Commissions                                              102,249       115,109
  Incentive fees                                                 -       361,011
  Due to Smith Barney                                      126,445       480,508
  Other                                                     11,573        36,700
Commodity options written, at market
 value (premiums received $900)                                  -           960
Redemptions payable                                        578,189             -

                                                       -----------   -----------

                                                           861,599     1,041,938

                                                       -----------   -----------

Partners' Capital
General Partner, 376 Unit                                  375,447       392,815
  equivalents outstanding  in 1996 and 1995
Limited Partners, 35,473 and 37,131
  Units of Limited Partnership
  Interest outstanding in 1996 and 1995                 35,420,861    38,791,626

                                                       -----------   -----------

                                                        35,796,308    39,184,441

                                                       -----------   -----------

                                                       $36,657,907   $40,226,379

                                                       ===========   ===========
See Notes to Financial Statements

                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
             STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                          THREE-MONTHS      NINE-MONTHS
                                                             ENDED             ENDED
                                                          SEPTEMBER 30,     SEPTEMBER 30,
                                                         ---------------    -------------
                                                               1996             1996
                                                         ---------------    -------------

Income:
  Net gains (losses) on trading of
   commodity interests:
  Realized losses  on closed positions                     $   (819,677)   $   (569,983)
  Change in unrealized gains (losses) on
   open positions                                               879,171         336,737
                                                           ------------    ------------

                                                                 59,494        (233,246)

Less, brokerage commissions and clearing
  fees ($9,498  and $32,185, respectively)                     (337,281)     (1,068,959)
                                                           ------------    ------------


  Net realized and unrealized losses                           (277,787)     (1,302,205)
  Realized losses on sale of Zero Coupons                       (18,362)        (54,600)
  Unrealized appreciation (depreciation) on Zero Coupons         75,012      (1,661,913)
  Interest income                                               455,713       1,440,422
                                                           ------------    ------------

                                                                234,576      (1,578,296)

                                                           ------------    ------------

Expenses:
  Management fees                                               130,381         406,063
  Other                                                          18,710          46,763
  Incentive fees                                                      -        (304,589)
                                                           ------------    ------------
                                                                149,091         148,237

                                                           ------------    ------------

  Net income (loss)                                              85,485      (1,726,533)
  Redemptions                                                  (578,189)     (1,661,600)

                                                           ------------    ------------

  Net decrease in Partners' capital                            (492,704)     (3,388,133)

Partners' capital, beginning of period                       36,289,012      39,184,441


Partners' capital, end of period                           $ 35,796,308    $ 35,796,308

                                                           ============    ============
Net Asset Value per Unit
  (35,849 Units outstanding at
  September 30, 1996)                                      $     998.53    $     998.53

                                                           ============    ============
Net income (loss) per Unit of Limited Partnership
   Interest and General Partnership Unit equivalent        $       2.29    $     (46.19)

                                                           ============    ============

Redemption Net Asset Value per Unit                        $   1,002.06    $   1,002.06

                                                           ============    ============

                SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
                        NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996
                                 (Unaudited)

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

     Smith Barney Inc. ("SB") acts as the commodity broker for the Partnership. The General Partner of the Partnership is a wholly- owned subsidiary of SB. All trading decisions are made for the Partnership by John W. Henry & Co., Inc., Abraham Trading Co. and Rabar Market Research Inc. (collectively, the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 1996 and the results of its operations for the three and nine months ended September 30, 1996. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with Security and Exchange Commission for the year ended December 31, 1995.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


2. Net Asset Value Per Unit:

        Changes in net asset value per Unit for the three and nine months ended September 30, 1996 were as follows:

                                                 THREE-MONTHS       NINE-MONTHS
                                                     ENDED            ENDED
                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                      1996              1996

Net realized and unrealized
 gains (losses)                                     $   (7.63)        $  (34.94)
Realized and unrealized gains
 (losses) on Zero Coupons                                1.56            (45.72)
Interest income                                         12.51             38.75
Expenses                                                (4.09)            (4.05)
Other                                                   (0.06)            (0.23)
                                                    ---------         ---------

Increase (decrease) for period                           2.29            (46.19)

Net Asset Value per Unit,
 beginning of period                                   996.24          1,044.72
                                                    ---------         ---------

Net Asset Value per Unit,
 end of period                                      $  998.53         $  998.53
                                                    =========         =========

Redemption Net Asset
 Value per Unit *                                   $1,002.06         $1,002.06
                                                    =========         =========

* For the purpose of a redemption, any accrued liability for reimbursement of offering and organization expenses will not reduce redemption net asset value per unit.

3. Offering and Organization Costs:

     Offering and organization expenses of $550,000 relating to the issuance and marketing of Units offered were initially paid by SB. The accrued liability for reimbursement of offering and organization expenses will not reduce Net Asset Value per Unit for any purpose (other than financial reporting), including calculation of advisory and brokerage fees and the redemption value of Units. Interest earned by the Partnership will be used to reimburse SB for the offering and organization expenses of the Partnership until such time as such expenses are fully reimbursed. As of September 30, 1996, the Partnership had reimbursed SB for $423,555 of offering and organization expenses.

4. Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activities are shown in the statements of income and expenses.

     The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at September 30, 1996 was $1,613,568 and the average fair value during the nine months then ended, based on monthly calculation, was $1,119,000.

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

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At September 30, 1996, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $212,463,047 and $59,973,144, respectively, as detailed below. All of these instruments mature within one year of September 30, 1996. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At September 30, 1996, the Partnership had net unrealized trading gains of $1,613,568, as detailed below.


                                      NOTIONAL OR CONTRACTUAL           NET
                                       AMOUNT OF COMMITMENTS         UNREALIZED
                                       TO PURCHASE    TO SELL        GAIN/(LOSS)

Currencies
- Exchange Traded Contracts          $  8,379,555    $ 6,533,342    $    49,996
- OTC Contracts                        15,088,255     16,969,300         85,257
Energy                                  1,832,956        210,000         10,797
Interest Rates US                               -      9,614,669       (153,088)
Interest Rates Non US                 179,441,463              -      1,224,803
Grains                                    778,110      2,767,481        103,698
Livestock                               1,282,430              -          1,860
Softs                                     685,656      1,693,412        (41,390)
Metals                                  2,704,446     22,184,940        325,273
Indices                                 2,270,176              -          6,362
                                     ------------    -----------    -----------

Total                                $212,463,047    $59,973,144    $ 1,613,568
                                     ============    ===========    ===========

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.


Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity no such losses occurred in the Partnership's third quarter of 1996.

     The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the nine months ended September 30, 1996, Partnership capital decreased 8.6% from $39,184,441 to $35,796,308. This decrease was attributable to a net loss from operations of $1,726,533 and to redemptions of 1,658 Units totaling $1,661,600, for the nine months ended September 30, 1996. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

     During the Partnership's third quarter of 1996, the net asset value per Unit increased .2% from $996.24 to $998.53. The Partnership experienced a net trading gain before commissions and expenses in the third quarter of 1996 of $59,494. Gains were recognized in the trading of commodity futures in interest rates and energy products and were partially offset by losses recognized in currencies, indices, metals and agricultural products.

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

SMITH BARNEY PRINCIPALPLUS FUTURES FUND L.P.


By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        David J. Vogel, President

Date:    11/11/96

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        David J. Vogel, President


Date:    11/11/96


By      /s/ Daniel A. Dantuono
        Daniel A. Dantuono
        Chief Financial Officer and
        Director

Date:    11/11/96