Form 10-Q
period 1997-03-31
SMITH BARNEY PRINCIPAL PLUS FUTURES FUND LP
filed 1997-05-14
CIK 944697

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended March 31, 1997

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

                                                                      Page
                                                                     Number

PART I - Financial Information:

            Item 1.   Financial Statements:

                      Statement of Financial Condition
                      at March 31, 1997 and December 31,
                      1996.                                             3

                      Statement of Income and Expenses
                      and Partners' Capital for the Three
                      Months ended March 31, 1997.                      4

                      Notes to Financial Statements                   5 - 8

            Item 2.   Management's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations.                                     9 - 10

PART II - Other Information                                             11

                                     PART I

                          Item 1. Financial Statements


                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION



                                                      MARCH 31,    DECEMBER 31,
                                                         1997         1996
                                                     -----------   -----------
                                                     (Unaudited)
ASSETS:

Equity in commodity futures trading account:
  Cash and cash equivalents                          $14,781,915   $15,167,522
  Net unrealized appreciation
   on open futures contracts                           1,025,537       445,494
  Zero Coupons, $34,146,000  and $34,660,000
   principal amount in 1997 and 1996, respectively,
   due February 15, 2003 at market value
   (amortized cost $24,327,318 and $24,344,837
   in 1997 and 1996, respectively)                    23,025,672    23,726,503
  Commodity options owned, at market value
   (cost  $4,313 and $3,505 in 1997 and
    1996, respectively )                                   1,575         1,987

                                                     -----------   -----------

                                                      38,834,699    39,341,506

Receivable from SB on sale of Zero Coupons               346,112       813,930
Other assets                                              62,847
Interest receivable                                       53,298             -

                                                     -----------   -----------

                                                     $39,234,109   $40,218,283

                                                     ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL:


Liabilities:

 Accrued expenses:
  Management fees                                    $    51,887   $    52,377
  Commissions                                            120,886       119,361
  Incentive fees                                         209,763       372,390
  Due to SB                                                    -        62,847
  Other                                                   47,913        42,412
Commodity options written, at market
  value (premiums received $2,400 )                            -         2,916
Redemption payable                                       575,449     1,312,276

                                                     -----------   -----------
                                                       1,005,898     1,964,579

                                                     -----------   -----------
Partners' Capital:
General Partner, 376 Unit
  equivalents outstanding  in 1997 and 1996              420,951       414,984
Limited Partners, 33,770 and 34,284
  Units of Limited Partnership Interest
  outstanding in 1997 and 1996 , respectively         37,807,260    37,838,720

                                                     -----------   -----------

                                                      38,228,211    38,253,704

                                                     -----------   -----------

                                                     $39,234,109   $40,218,283

                                                     ===========   ===========

See Notes to Financial Statements.

                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                   THREE-MONTHS     THREE-MONTHS
                                                      ENDED            ENDED
                                                     MARCH 31,       MARCH 31,
                                                       1997            1996

                                                   ------------    ------------
Income:
  Net gains (losses) on trading of commodity
   interests:
  Realized gains (losses) on closed positions      $  1,004,970    $   (503,838)
  Change in unrealized gain/losses on
   open positions                                       579,339        (465,358)

                                                   ------------    ------------

                                                      1,584,309        (969,196)
Less, brokerage commissions and clearing
  fees ($9,690 and $13,168)                            (381,235)       (375,592)

                                                   ------------    ------------

  Net realized and unrealized gains (losses)          1,203,074      (1,344,788)

  Unrealized depreciation on Zero Coupons               (19,882)     (1,330,251)
  Loss on sale of Zero Coupons                         (683,312)              -
  Interest income                                       499,124         487,912

                                                   ------------    ------------
                                                        999,004      (2,187,127)

                                                   ------------    ------------
Expenses:

  Management fees                                       151,958         138,723
  Incentive fees                                        209,763        (315,710)
  Other                                                  87,327          13,142

                                                   ------------    ------------
                                                        449,048        (163,845)

                                                   ------------    ------------

  Net income (loss)                                     549,956      (2,023,282)
  Redemptions                                          (575,449)

                                                   ------------    ------------

  Net decrease in Partners' capital                     (25,493)     (2,023,282)

Partners' capital, beginning of period               38,253,704      39,184,441

                                                   ------------    ------------

Partners' capital, end of period                   $ 38,228,211    $ 37,161,159

                                                   ============    ============
Net Asset Value per Unit
  (34,146 and 37,507  Units outstanding at
  March 31, 1997 and 1996, respectively )          $   1,119.55    $     990.78

                                                   ============    ============
Net loss per Unit of Limited Partnership
   Interest and General Partner Unit equivalent    $      15.87    $     (53.94)

                                                   ============    ============

Redemption Net Asset Value per Unit                $   1,119.55    $   1,000.11
                                                   ============    ============

                SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)

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

        Smith Barney Futures Management Inc. is the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as the commodity broker for the Partnership. All trading decisions are made for the Partnership by John W. Henry & Company, Inc., Abraham Trading Co. and Rabar Market Research Inc. (collectively, the "Advisors").

        The accompanying financial statements are unaudited but, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 1997 and the results of its operations for the three months ended March 31, 1997 and 1996. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with Security and Exchange Commission for the year ended December 31, 1996.

        Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


2. Net Asset Value Per Unit:

        Changes in net asset value per Unit for the three months ended March 31, 1997 and 1996 were as follows:

                                             THREE-MONTHS ENDED
                                                MARCH 31,
                                           1997              1996

Net realized and unrealized
 gains (losses)                          $   34.71            $  (35.85)
Realized and unrealized
 losses on Zero Coupons                     (20.29)              (35.57)
Interest income                              14.40                13.10
Expenses                                    (12.95)                4.38
                                         ----------           ---------

Increase (decrease) for period               15.87               (53.94)

Net Asset Value per Unit,
 beginning of period                      1,103.68             1,044.72
                                         ----------           ---------

Net Asset Value per Unit,
 end of period                           $1,119.55            $  990.78
                                         ==========           =========

Redemption Net Asset
 Value per Unit*                         $1,119.55            $1,000.11
                                         ==========           =========

* For the purpose of a redemption, any accrued liability for reimbursement of offering and organization expenses will not reduce redemption net asset value per unit.

3. Offering and Organization Costs:

    Offering and organization expenses relating to the issuance and marketing of Units during the offering period were initially paid by SB. Such expenses were initially estimated to be $550,000 and were charged against the initial capital of the Partnership. During 1996, the Partnership's total offering and organization expenses were determined to be $612,847. As of December 31, 1996, the Partnership had reimbursed SB for $550,000 of offering and organization expense plus interest at the prime rate quoted by the Chase Manhattan Bank totaling $33,339 from interest paid to the Partnership. As of March 31, 1997, the Partnership has reimbursed SB for the excess of $62,847 of offering and organization expense plus interest at the prime rate quoted by the Chase Manhattan Bank totaling $1,155 from interest paid to the Partnership and has recorded such amounts as an expense.

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

    All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at March 31, 1997 was $1,027,112 and the average fair value during the three months then ended, based on monthly calculation, was $1,463,722.

5. Financial Instrument Risk:

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

    The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At March 31, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $36,045,505 and $158,611,832, respectively, as detailed below. All of these instruments mature within one year of March 31, 1997. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At March 31, 1997, the fair value of the Partnership's derivatives, including options thereon, was $1,027,112, as detailed below.


                                    NOTIONAL OR CONTRACTUAL
                                     AMOUNT OF COMMITMENTS
                                  TO PURCHASE      TO SELL           FAIR VALUE

Currencies
- Exchange Traded Contracts       $ 2,776,693      $  9,510,257      $    2,473
- OTC Contracts                     6,295,477        11,584,598         (78,579)
Energy                                      0         1,564,011          40,899
Interest Rates U.S.                         0        31,446,977         253,253
Interest Rates Non-U.S.             8,992,767       100,126,402          99,627
Grains                              5,309,888            72,000         427,265
Livestock                             867,020           328,420         (40,410)
Softs                               2,865,248         1,167,318         145,607
Metals                              7,591,443         2,327,725         174,499
Indices                             1,346,969           484,124           2,478
                                  -----------       -----------      ----------

Totals                            $36,045,505      $158,611,832      $1,027,112
                                  ===========      ============      ==========

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.


Liquidity and Capital Resources

      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity no such losses occurred in the Partnership's first quarter of 1997.

      The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

      For the three months ended March 31, 1997, Partnership capital decreased .1% from $38,253,704 to $38,228,211. This decrease was attributable to the redemption of 514 Units totaling $575,449 which was partially offset by net income from operations of $549,956 for the three months ended March 31, 1997. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

      During the Partnership's first quarter of 1997, the net asset value per Unit increased 1.4% from $1,103.68 to $1,119.55, as compared to a decrease of 5.2% in the first quarter of 1996. The Partnership experienced a net trading gain before commissions and expenses in the first quarter of 1997 of $1,584,309. Gains were recognized in the trading of commodity futures in currencies, grains, indices, metals and softs and were partially offset by losses recognized in interest rates, livestock and energy products. The Partnership experienced a net trading loss before commissions and expenses in the first quarter of 1996 of $969,196. Losses were recognized in the trading of commodity futures in stock indices, interest rates, energy products, precious metals and agricultural products and were partially offset by gains recognized in currencies.

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

      Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30 day Treasury bill rate. Also included in interest income is the amortization of original issue discount on the Zero Coupons based on the interest method. Interest income for the three months ended March 31, 1997 increased by $11,212 as compared to the corresponding period in 1996 as a result of positive trading performance and an increase in interest rates in the first quarter of 1997 as compared to 1996.

      Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and clearing fees for the three months ended March 31, 1997 increased by $5,643 as compared to the corresponding period in 1996.

      All trading decisions for the Partnership are currently being made by the Advisors. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 1997 increased by $13,235 as compared to the corresponding period in 1996.

      Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 1997 resulted in incentive fees of $209,763. Trading performance for the three months ended March 31, 1996 resulted in a decrease in accrued incentive fees of $315,710.

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

Date:      5/12/97

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        David J. Vogel, President


Date:      5/12/97


By      /s/ Daniel A. Dantuono
        Daniel A. Dantuono
        Chief Financial Officer and
        Director

Date:      5/12/97