Form 10-Q
period 1997-06-30
SMITH BARNEY PRINCIPAL PLUS FUTURES FUND LP
filed 1997-08-14
CIK 944697

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended June 30, 1997

Commission File Number 0-28350


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

                                                                    Page
                                                                   Number

PART I - Financial Information:

            Item 1.   Financial Statements:

                      Statement of Financial Condition
                      at June 30, 1997 and December 31,
                      1996.                                           3

                      Statement of Income and Expenses
                      and Partners' Capital for the three
                      and six months ended June 30, 1997
                      and 1996.                                       4

                      Notes to Financial Statements                 5 - 8

            Item 2.   Management's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations.                                   9 - 10

PART II - Other Information                                           11

                                     PART I

                          Item 1. Financial Statements


                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION



                                                         JUNE 30,   DECEMBER 31,
                                                           1997         1996
                                                       -----------   ----------
                                                       (Unaudited)
ASSETS:

Equity in commodity futures trading account:
  Cash and cash equivalents                            $12,993,792   $15,167,522
  Net unrealized appreciation
   on open futures contracts                               610,381       445,494
  Zero Coupons, $31,625,000  and $34,660,000
   principal amount in 1997 and 1996, respectively,
   due February 15, 2003 at market value
   (amortized cost $22,857,285 and $24,344,837
   in 1997 and 1996, respectively)                      22,129,278    23,726,503
  Commodity options owned, at market value
   (cost $3,505 )                                                -         1,987

                                                       -----------   -----------

                                                        35,733,451    39,341,506

Receivable from SB on sale of Zero Coupons               1,760,212       813,930
Other assets                                                     -        62,847
Interest receivable                                         43,549             -

                                                       -----------   -----------

                                                       $37,537,212   $40,218,283

                                                       ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL:


Liabilities:

 Accrued expenses:
  Commissions                                          $   106,237   $   119,361
  Management fees                                           45,967        52,377
  Incentive fees                                                 -       372,390
  Due to SB                                                      -        62,847
  Other                                                     38,077        42,412
Commodity options written, at market
  value (premiums received $2,400 )                              -         2,916
Redemption payable                                       2,757,319     1,312,276

                                                       -----------   -----------
                                                         2,947,600     1,964,579

                                                       -----------   -----------
Partners' Capital:
General Partner, 376 Unit
  equivalents outstanding  in 1997 and 1996                411,247       414,984
Limited Partners, 31,249 and 34,284
  Units of Limited Partnership Interest
  outstanding in 1997 and 1996 , respectively           34,178,365    37,838,720

                                                       -----------   -----------

                                                        34,589,612    38,253,704

                                                       -----------   -----------

                                                       $37,537,212   $40,218,283

                                                       ===========   ===========

See Notes to Financial Statements.

                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
             STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                                            THREE-MONTHS                        SIX-MONTHS
                                                                                ENDED                             ENDED
                                                                               JUNE 30,                          JUNE 30,
                                                                         1997           1996              1997              1996
                                                                    ------------     ------------     ------------     -------------


Income:
  Net gains (losses) on trading of commodity interests:
  Realized gains (losses) on closed positions                       $ (1,049,059)    $    753,532     $    (44,089)    $    249,694
  Change in unrealized gains/losses on open positions                   (412,418)         (77,076)         166,921         (542,434)
                                                                    ------------     ------------     ------------     ------------

                                                                      (1,461,477)         676,456          122,832         (292,740)

Less, brokerage commissions and clearing
  fees ($9,362 ,$9,519, $19,052 and $22,687, respectively)              (356,038)        (356,086)        (737,273)        (731,678)
                                                                    ------------     ------------     ------------     ------------


  Net realized and unrealized gains (losses)                          (1,817,515)         320,370         (614,441)      (1,024,418)
  Realized losses on sale of Zero Coupons                                (62,059)         (36,238)         (81,941)         (36,238)
  Unrealized appreciation (depreciation) on Zero Coupons                 573,639         (406,674)        (109,673)      (1,736,925)
  Interest income                                                        492,977          496,797          992,101          984,709
                                                                    ------------     ------------     ------------     ------------

                                                                        (812,958)         374,255          186,046       (1,812,872)
                                                                    ------------     ------------     ------------     ------------

Expenses:
  Management fees                                                        139,466          136,959          291,424          275,682
  Incentive fees                                                         (88,256)          11,121          121,506         (304,589)
  Other                                                                   17,112           14,911          104,440           28,053
                                                                    ------------     ------------     ------------     ------------

                                                                          68,322          162,991          517,370             (854)
                                                                    ------------     ------------     ------------     ------------


  Net income (loss)                                                     (881,280)         211,264         (331,324)      (1,812,018)
  Redemptions                                                         (2,757,319)      (1,083,411)      (3,332,768)      (1,083,411)
                                                                    ------------     ------------     ------------     ------------


  Net decrease in Partners' capital                                   (3,638,599)        (872,147)      (3,664,092)      (2,895,429)

Partners' capital, beginning of period                                38,228,211       37,161,159       38,253,704       39,184,441
                                                                    ------------     ------------     ------------     ------------


Partners' capital, end of period                                    $ 34,589,612     $ 36,289,012     $ 34,589,612     $ 36,289,012

                                                                    ============     ============     ============     ============
Net Asset Value per Unit
  (31,625 and 36,426  Units outstanding at
  June 30, 1997 and 1996, respectively)                             $   1,093.74     $     996.24     $   1,093.74     $     996.24

                                                                    ============     ============     ============     ============
Net income (loss) per Unit of Limited Partnership
   Interest and General Partnership Unit equivalent                 $     (25.81)    $       5.46     $      (9.94)    $     (48.48)

                                                                    ============     ============     ============     ============

Redemption Net Asset Value per Unit                                 $   1,093.74     $   1,002.23     $   1,093.74     $   1,002.23

                                                                    ============     ============     ============     ============

                SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
                        NOTES TO FINANCIAL STATEMENTS
                                June 30, 1997
                                 (Unaudited)

1. General:

      Smith Barney Principal Plus Futures Fund L.P. (the "Partnership") is a limited partnership which was initially organized on January 25, 1993 under the partnership laws of the State of New York and was capitalized on April 12, 1995. No activity occurred between January 25, 1993 and April 12, 1995. The Partnership engages in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership maintains a portion of its assets in interest payments stripped from U.S. Treasury Bonds under the Treasury's STRIPS program which payments are due approximately seven years from the date trading commenced ("Zero Coupons"). The Partnership commenced trading operations on November 17, 1995.

        Smith Barney Futures Management Inc. is the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as the commodity broker for the Partnership. All trading decisions are made for the Partnership by John W. Henry & Company, Inc., Abraham Trading Co. and Rabar Market Research Inc. (collectively, the "Advisors").

      The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 1997 and the results of its operations for the three and six months ended June 30, 1997 and 1996. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with Security and Exchange Commission for the year ended December 31, 1996.

      Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
                        NOTES TO FINANCIAL STATEMENTS
                                 (Continued)


2. Net Asset Value Per Unit:

      Changes in net asset value per Unit for the three and six months ended June 30, 1997 and 1996 were as follows:

                                 THREE-MONTHS ENDED         SIX-MONTHS ENDED
                                      JUNE  30,                 JUNE 30,
                                  1997        1996          1997        1996
                               ----------------------    -----------------------
Net realized and unrealized
 gains (losses)                $  (53.23)   $    8.54    $  (18.52)   $  (27.31)
Realized and unrealized
 gains (losses) on Zero
 Coupons                           14.98       (11.81)       (5.31)      (47.28)
Interest income                    14.44        13.25        28.84        26.24
Expenses                           (2.00)       (4.34)      (14.95)        0.05
Other                                           (0.18)                    (0.18)
                               ---------    ---------    ---------    ---------

Increase (decrease) for
 period                           (25.81)        5.46        (9.94)      (48.48)

Net Asset Value per Unit,
 beginning of period            1,119.55       990.78     1,103.68     1,044.72
                               ---------    ---------    ---------    ---------

Net Asset Value per Unit,
 end of period                 $1,093.74    $  996.24    $1,093.74    $  996.24
                               =========    =========    =========    =========

Redemption Net Asset
 Value per Unit *              $1,093.74    $1,002.23    $1,093.74    $1,002.23
                               =========    =========    =========    =========


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

      All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at June 30, 1997, was $610,381 and the average fair value during the six months then ended, based on monthly calculation, was $791,122.

4. Financial Instrument Risk:

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

      The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At June 30, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $246,179,931 and $79,052,335, respectively, as detailed below. All of these instruments mature within one year of June 30, 1997. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At June 30, 1997, the fair value of the Partnership's derivatives, including options thereon, was $610,381, as detailed below.

                                      NOTIONAL OR CONTRACTUAL
                                       AMOUNT OF COMMITMENTS
                                    TO PURCHASE      TO SELL         FAIR VALUE
Currencies
- Exchange Traded Contracts        $  7,044,236      $ 4,304,532      $ (17,189)
- OTC Contracts                      35,144,685       29,970,557       (254,207)
Energy                                   68,010        1,797,143        (48,916)
Interest Rates U.S.                  68,506,633                0        108,653
Interest Rates Non-U.S.             122,608,870       23,841,304        257,450
Grains                                  120,520        5,284,187        246,680
Livestock                               168,460           76,020         (1,520)
Softs                                 2,925,986           76,238         59,717
Metals                                5,018,476       13,702,354        255,456
Indices                               4,574,055                0          4,257
                                    ------------     ------------     ---------

Totals                             $246,179,931      $79,052,335      $ 610,381
                                   =============     ============     =========

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

Liquidity and Capital Resources

      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity no such losses occurred in the Partnership's second quarter of 1997.

      The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

      For the six months ended June 30, 1997, Partnership capital decreased 9.6% from $38,253,704 to $34,589,612. This decrease was attributable to the redemption of 3,035 Units totaling $3,332,768 coupled with a net loss from operations of $331,324 for the six months ended June 30, 1997. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

      During the Partnership's second quarter of 1997, the net asset value per Unit decreased 2.3% from $1,119.55 to $1,093.74, as compared to an increase of 0.6% in the second quarter of 1996. The Partnership experienced a net trading loss before commissions and expenses in the second quarter of 1997 of $1,461,477. Losses were recognized in the trading of commodity futures in currencies, energy products, U.S. and non U.S. interest rates and livestock and were partially offset by gains in grains, indices, metals and softs. The Partnership experienced a net trading gain before commissions and expenses in the second quarter of 1996 of $676,456. Gains were recognized in the trading of commodity futures in currencies, energy products, metals and agricultural products and were partially offset by losses recognized in indices and interest rates.

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

      Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30 day Treasury bill rate. Also included in interest income is the amortization of original issue discount on the Zero Coupons based on the interest method. Interest income for the three months ended June 30, 1997 decreased by $3,820 as compared to 1996 primarily as a result of the effect of redemptions on the Partnership's equity maintained in cash. Interest income for the six months ended June 30, 1997 increased by $7,392 as compared to 1996 as a result of positive trading performance and an increase in interest rates in the first quarter of 1997 as compared to 1996.

      Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and clearing fees for the three and six months ended June 30, 1997 decreased by $48 and increased by $5,595, respectively as compared to the corresponding periods in 1996.

      All trading decisions for the Partnership are currently being made by the Advisors. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 1997 increased by $2,507 and $15,742, respectively, as compared to the corresponding periods in 1996.

      Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 1997 resulted in incentive fees of $(88,256) and $121,506, respectively. Trading performance for the three and six months ended June 30, 1996 resulted in incentive fees of $11,121 and $(304,589), respectively.

                          PART II OTHER INFORMATION

Item 1.      Legal Proceedings - None

Item 2.      Changes in Securities - None

Item 3.      Defaults Upon Senior Securities - None

Item 4.      Submission of Matters to a Vote of Security Holders -
             None

Item 5.      Other Information - None

Item 6.      (a) Exhibits
             10.8 Letter dated June 24, 1997 from the General Partner to Rabar Market Research revising the terms of incentive fee payment.

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

Date:      8/13/97

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Smith Barney Futures Management Inc.
        (General Partner)


By:   /s/ David J. Vogel, President
        David J. Vogel, President


Date:      8/13/97


By      /s/ Daniel A. Dantuono
        Daniel A. Dantuono
        Chief Financial Officer and
        Director

Date:      8/13/97