Form 10-Q
period 1997-09-30
SMITH BARNEY PRINCIPAL PLUS FUTURES FUND LP
filed 1997-11-13
CIK 944697

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended September 30, 1997

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

                  Statement of Financial Condition
                  at September 30, 1997 and December 31,
                  1996.                                                3

                  Statement of Income and Expenses
                  and Partners' Capital for the three
                  and nine months ended September 30,
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

                                     PART I

                          Item 1. Financial Statements


                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION



                                                         SEPTEMBER 30,        DECEMBER 31,
                                                             1997                 1996
                                                         --------------       --------------
                                                          (Unaudited)
ASSETS:

Equity in commodity futures trading account:
  Cash and cash equivalents                                $13,108,656          $15,167,522
  Net unrealized appreciation
   on open futures contracts                                 1,147,430              445,494
  Zero Coupons, $29,972,000  and $34,660,000
   principal amount in 1997 and 1996, respectively,
   due February 15, 2003 at market value
   (amortized cost $21,979,666 and $24,344,837
   in 1997 and 1996, respectively)                          21,736,893           23,726,503
  Commodity options owned, at market value
   (cost $3,505 in 1996)                                             -                1,987

                                                         --------------       --------------

                                                            35,992,979           39,341,506

Receivable from SB on sale of Zero Coupons                   1,199,136              813,930
Other assets                                                         -               62,847
Interest receivable                                             43,843                    -

                                                         --------------       --------------

                                                           $37,235,958          $40,218,283

                                                         ==============       ==============

LIABILITIES AND PARTNERS' CAPITAL:


Liabilities:

 Accrued expenses:
  Commissions                                                $ 109,989            $ 119,361
  Management fees                                               48,407               52,377
  Incentive fees                                                87,296              372,390
  Due to SB                                                          -               62,847
  Other                                                         35,921               42,412
Commodity options written, at market
  value (premiums received $2,400 in 1996)                           -                2,916
Redemption payable                                           1,931,564            1,312,276
                                                         --------------       --------------

                                                             2,213,177            1,964,579
                                                         --------------       --------------

Partners' Capital:
General Partner, 376 Unit
  equivalents outstanding  in 1997 and 1996                    439,363              414,984
Limited Partners, 29,596 and 34,284
  Units of Limited Partnership Interest
  outstanding in 1997 and 1996 , respectively               34,583,418           37,838,720

                                                         --------------       --------------

                                                            35,022,781           38,253,704

                                                         --------------       --------------

                                                           $37,235,958          $40,218,283

                                                         ==============       ==============

See Notes to Financial Statements.

                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                             THREE-MONTHS       THREE-MONTHS       NINE-MONTHS     NINE-MONTHS
                                                                 ENDED             ENDED              ENDED           ENDED
                                                             SEPTEMBER 30,     SEPTEMBER 30,       SEPTEMBER 30,   SEPTEMBER 30,
                                                                 1997               1996               1997            1996
                                                            ----------------   ---------------     -------------   -------------

Income:
  Net gains (losses) on trading of
   commodity interests:
  Realized gains (losses)  on closed positions                  $ 1,492,612        $ (819,677)      $ 1,448,523      $ (569,983)
  Change in unrealized gains/losses on open positions               537,049           879,171           703,970         336,737

                                                            ----------------   ---------------     -------------   -------------
                                                                  2,029,661            59,494         2,152,493        (233,246)

Less, brokerage commissions and clearing
  fees ($8,916, $9,498  and $27,968 $32,185, respectively)         (365,841)         (337,281)       (1,103,114)     (1,068,959)

                                                            ----------------   ---------------     -------------   -------------

  Net realized and unrealized gains (losses)                      1,663,820          (277,787)        1,049,379      (1,302,205)
  Realized losses on sale of Zero Coupons                           (13,124)          (18,362)          (95,065)        (54,600)
  Unrealized appreciation (depreciation) on Zero Coupons            485,234            75,012           375,561      (1,661,913)
  Interest income                                                   473,648           455,713         1,465,749       1,440,422

                                                            ----------------   ---------------     -------------   -------------
                                                                  2,609,578           234,576         2,795,624      (1,578,296)


Expenses:
  Management fees                                                   148,820           130,381           440,244         406,063
  Other                                                               8,729            18,710           113,169          46,763
  Incentive fees                                                     87,296                 -           208,802        (304,589)
                                                                    244,845           149,091           762,215         148,237

                                                            ----------------   ---------------     -------------   -------------

  Net income (loss)                                               2,364,733            85,485         2,033,409      (1,726,533)
  Redemptions                                                    (1,931,564)         (578,189)       (5,264,332)     (1,661,600)

                                                            ----------------   ---------------     -------------   -------------

  Net increase (decrease) in Partners' capital                      433,169          (492,704)       (3,230,923)     (3,388,133)

Partners' capital, beginning of period                           34,589,612        36,289,012        38,253,704      39,184,441

                                                            ----------------   ---------------     -------------   -------------

Partners' capital, end of period                               $ 35,022,781      $ 35,796,308       $35,022,781     $35,796,308

                                                            ================   ===============     =============   =============
Net Asset Value per Unit
  (29,972 and 35,849  Units outstanding at
  September 30, 1997 and 1996, respectively)                     $ 1,168.52          $ 998.53        $ 1,168.52        $ 998.53

                                                            ================   ===============     =============   =============
Net income (loss) per Unit of Limited Partnership
   Interest and General Partnership Unit equivalent                 $ 74.78            $ 2.29           $ 64.84        $ (46.19)

                                                            ================   ===============     =============   =============

Redemption Net Asset Value per Unit                              $ 1,168.52        $ 1,002.06        $ 1,168.52      $ 1,002.06

                                                            ================   ===============     =============   =============

See Notes to Financial Statements

                SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
                        NOTES TO FINANCIAL STATEMENTS
                              September 30, 1997
                                 (Unaudited)

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

      The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 1997 and the results of its operations for the three and nine months ended September 30, 1997 and 1996. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with Security and Exchange Commission for the year ended December 31, 1996.

      Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
                        NOTES TO FINANCIAL STATEMENTS
                                 (Continued)


2. Net Asset Value Per Unit:

      Changes in net asset value per Unit for the three and nine months ended September 30, 1997 and 1996 were as follows:

                                  THREE-MONTHS ENDED         NINE-MONTHS ENDED
                                     SEPTEMBER 30,               SEPTEMBER 30,
                                  1997        1996            1997        1996

Net realized and unrealized
 gains (losses)                $   52.61    $   (7.63)   $   34.09    $  (34.94)
Realized and unrealized
 gains (losses) on Zero
 Coupons                           14.93         1.56         9.62       (45.72)
Interest income                    14.98        12.51        43.81        38.75
Expenses                           (7.74)       (4.09)      (22.68)       (4.05)
Other                              (0.06)       (0.23)
                               ---------    ---------    ---------    ---------

Increase (decrease) for
 period                            74.78         2.29        64.84       (46.19)

Net Asset Value per Unit,
 beginning of period            1,093.74       996.24     1,103.68     1,044.72
                               ---------    ---------    ---------    ---------

Net Asset Value per Unit,
 end of period                 $1,168.52    $  998.53    $1,168.52    $  998.53
                               =========    =========    =========    =========

Redemption Net Asset
 Value per Unit *              $1,168.52    $1,002.06    $1,168.52    $1,002.06
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

      All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at September 30, 1997, was $1,147,430 and the average fair value during the nine months then ended, based on monthly calculation, was $1,041,746.

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

      The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At September 30, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $182,274,152 and $42,469,420, respectively, as detailed below. All of these instruments mature within one year of September 30, 1997. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At September 30, 1997, the fair value of the Partnership's derivatives, including options thereon, was $1,147,430, as detailed below.

                                   NOTIONAL OR CONTRACTUAL
                                    AMOUNT OF COMMITMENTS
                                 TO PURCHASE      TO SELL           FAIR VALUE
Currencies
- Exchange Traded Contracts     $   2,295,048     $  7,030,605     $     (554)
- OTC Contracts                     8,717,199       15,113,435         (8,335)
Energy                              3,041,681                0        (76,782)
Grains                                534,681          916,055            (57)
Interest Rates Non-U.S.           136,933,030       10,349,541      1,041,082
Interest Rates U.S.                23,734,222                0         67,134
Livestock                                   0        1,004,660         19,180
Metals                              6,139,814        3,088,759        (12,467)
Softs                                 612,745        2,494,300          9,601
Indices                               265,732        2,472,065        108,628
                                 -------------     ------------     ---------

Totals                           $182,274,152      $42,469,420     $1,147,430
                                 =============     ============    ==========


5.  Pending Merger:

         On September 24, 1997, Travelers Group Inc. ("Travelers") and Salomon Inc ("Salomon") announced an agreement and plan of merger pursuant to which Salomon will become a wholly owned subsidiary of Travelers and Smith Barney Holdings Inc., the parent company of Smith Barney Inc. and Smith Barney Futures Management Inc., will be merged into Salomon forming Salomon Smith Barney Holdings Inc. The transaction is expected to be completed by year-end 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity no such losses occurred in the Partnership's third quarter of 1997.

      The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

      For the nine months ended September 30, 1997, Partnership capital decreased 8.4% from $38,253,704 to $35,022,781. This decrease was attributable to the redemption of 4,688 Units totaling $5,264,332 which was partially offset by net income from operations of $2,033,409 for the nine months ended September 30, 1997. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

      During the Partnership's third quarter of 1997, the net asset value per Unit increased 6.8% from $1,093.74 to $1,168.52, as compared to an increase of 0.2% in the third quarter of 1996. The Partnership experienced a net trading gain before commissions and expenses in the third quarter of 1997 of $2,029,661. Gains were recognized in the trading of commodity futures in currencies, energy products, U.S. and non U.S. interest rates, indices and metals and were partially offset by losses in grains, livestock and softs. The Partnership experienced a net trading gain before commissions and expenses in the third quarter of 1996 of $59,494. Gains were recognized in the trading of commodity futures in energy products and interest rates and were partially offset by losses recognized in currencies, indices, metals and agricultural products.

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

      Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30 day Treasury bill rate. Also included in interest income is the amortization of original issue discount on the Zero Coupons based on the interest method. Interest income for the three and nine months ended September 30, 1997 increased by $17,935 and $25,327 as compared to the corresponding periods in 1996. This increase in interest income is primarily attributable to a higher average cash balance in 1997 as a result of positive trading performance in 1997.

      Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and clearing fees for the three and nine months ended September 30, 1997 increased by $28,560 and $34,155, respectively as compared to the corresponding periods in 1996.

      All trading decisions for the Partnership are currently being made by the Advisors. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 1997 increased by $18,439 and $34,181, respectively, as compared to the corresponding periods in 1996.

      Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 1997 resulted in incentive fees of $87,296 and $208,802, respectively. There were no incentive fees earned in the corresponding periods in 1996.

                          PART II OTHER INFORMATION

Item 1.      Legal Proceedings - None

Item 2.      Changes in Securities and Use of Proceeds - None

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

Date:      11/12/97

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Smith Barney Futures Management Inc.
        (General Partner)


By:   /s/ David J. Vogel, President
        David J. Vogel, President


Date:      11/12/97


By      /s/ Daniel A. Dantuono
        Daniel A. Dantuono
        Chief Financial Officer and
        Director

Date:      11/12/97