Form 10-K
period 1997-12-31
SMITH BARNEY PRINCIPAL PLUS FUTURES FUND LP
filed 1998-03-31
CIK 944697

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                      For the year ended December 31, 1997

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

Item 1. Business.

         (a) General development of business. Smith Barney Principal Plus Futures Fund L.P. (the "Partnership") is a limited partnership organized on January 25, 1993 under the Partnership Law of the State of New York and was capitalized on April 12, 1995. No activity occurred between January 25, 1993 and April 12, 1995. The Partnership engages in speculative trading of commodity interests, including forward contracts on foreign currencies, commodity options and commodity futures contracts including futures contracts on United States Treasuries and certain other financial instruments, foreign currencies and stock indices. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership maintains a portion of its assets in interest payments stripped from U.S. Treasury Bonds under the Treasury's STRIPS program ("Zero Coupons") which payments will be due February 15, 2003. The Partnership uses the Zero Coupons and its other assets to margin its commodities account.
         A total of 100,000 Units of Limited Partnership Interest in the Partnership (the "Units") were offered to the public. Between July 12, 1995 and November 16, 1995, 37,131 Units were sold to the public at $1,000 per Unit. Proceeds of the offering along with the General Partner's contribution of $376,000 were held in escrow until November 17, 1995 at which time an aggregate of $37,507,000 were turned over to the Partnership and the Partnership commenced trading operations.
     Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership and is a wholly owned subsidiary of Smith Barney Inc. ("SB"). SB acts as commodity broker for the Partnership. On November 28, 1997, Smith Barney Holdings Inc. was merged with Salomon Inc to form Salomon Smith Barney Holdings Inc. ("SSBH"), a wholly owned subsidiary of Travelers Group Inc. SB is a wholly owned subsidiary of SSBH.

     The Partnership's trading of futures contracts on commodities is done on United States and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with SB.

     Under the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement"), the General Partner administers the business and affairs of the Partnership. As of December 31, 1997, all commodity trading decisions are made for the Partnership by John W. Henry & Company, Inc. ("JWH"), Rabar Market Research, Inc. and Abraham Trading Co. (collectively, the "Advisors"). None of the Advisors is affiliated with the General Partner or SB. The Advisors are not responsible for the organization or operation of the Partnership.

         Pursuant to the terms of the Management Agreements (the "Management Agreements"), the Partnership is obligated to pay each Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets (except JWH, which will receive a monthly management fee equal to 1/3 of 1% (4% per year)) of the Partnership allocated to each Advisor. The Partnership will also pay Abraham Trading Co. an incentive fee payable quarterly equal to 20% of New Trading Profits earned by it for the Partnership; John W. Henry & Company, Inc. will receive an incentive fee payable quarterly of 15% of the New Trading Profits (as defined in the Management Agreements); and Rabar Market Research Inc. will receive an annual incentive fee of 22.5% of New Trading Profits of the Partnership.

         The Customer Agreement provides that the Partnership will pay SB a monthly brokerage fee equal to 7/12 of 1% of month-end Net Assets allocated to the Advisors (7% per year) in lieu of brokerage commissions on a per trade basis. SB will pay a portion of its brokerage fees to its financial consultants who have sold Units and who are registered as associated persons with the Commodity Futures Trading Commission (the "CFTC"). The Partnership will pay for National Futures Association ("NFA") fees, exchange and clearing fees, give-up and user fees and floor brokerage fees. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses. Reference should be made to "Item 8. Financial Statements and Supplementary Data." for further information regarding the brokerage commissions included in the notes to the financial statements.

         In addition, SB will pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by SB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined.

         In the unlikely event that the Partnership is required to meet a margin call in excess of the cash balance in its trading accounts, SSBH will contribute up to an amount equal to the maturity value of the Zero Coupons held by the Partnership at the time of such call to the capital of the Partnership to permit it to meet its margin obligations in excess of its cash balance. The guarantee can only be invoked once. After the guarantee is invoked, trading will cease and the General Partner will either wait until the end of the month in which the Zero Coupons come due (February, 2003), (the "First Payment Date"), or will distribute cash and Zero Coupons to the limited partners. The General Partner will provide a copy of SSBH's annual report as filed with the SEC to any limited partner requesting it.

         (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests (including, but not limited to, futures contracts, options and forward contracts on U.S. Treasuries, other financial instruments, foreign currencies,
stock  indices and physical   commodities).    The   Partnership   does     not
engage in sales of goods or services. The Partnership's net income from operations for the year ended December 31, 1997, 1996 and for the period from November 17, 1995 (commencement of trading operations) to December 31, 1995 is set forth under "Item 6. Select Financial Data." Partnership capital as of December 31, 1997 was $35,596,403.
         (c)        Narrative  description  of business.  See Paragraphs (a) and
                    (b) above.  (i) through (x) - Not  applicable.  (xi) through
                    (xii) - Not applicable. (xiii) - The Partnership has no employees.
         (d) Financial Information About Foreign and Domestic Operations and Export Sales. The Partnership does not engage in sales of goods or services, and therefore this item is not applicable.
Item 2.  Properties.
         The Partnership does not own  or  lease  any  properties.  The  General
Partner    operates   out  of  facilities   provided  by  its  affiliate,   SB.
Item 3.  Legal Proceedings.
         There are no pending legal proceedings to which the Partnership is a party or to which any of its assets is subject. No material legal proceedings affecting the Partnership were terminated during the fiscal year.

Item 4.  Submission of Matters to a Vote of Security Holders.
         There were no   matters  submitted  to  the security holders for a vote
during the last fiscal year covered by this report.

                                  PART II
Item 5. Market for  Registrant's  Common  Equity  and  Related  Security  Holder
        Matters.
              (a) Market Information. The Partnership has issued no stock. There is no public market for the Units of Limited Partnership Interest.
              (b)       Holders. The number of holders of   Units  of    Limited
                       Partnership Interest as of December 31, 1997  was  1,450.
              (c) Distribution. The Partnership did not declare a distribution in 1997 or 1996.

Item 6. Select Financial Data. The Partnership commenced trading operations on November 17, 1995. Realized and unrealized trading gains (losses), realized and unrealized gains (losses) on Zero Coupons, interest income, net income and increase in net asset value per Unit for the years ended December 31, 1997, 1996 and for the period from November 17, 1995 (commencement of trading operations) to December 31, 1995 and total assets at December 31, 1997, 1996 and 1995 were as follows:


                                    1997            1996             1995
                               ------------    ------------      ----------

Realized and unrealized
 trading gains net of
 brokerage commissions and
 clearing fees of $1,462,372,
 $1,459,014  and $167,420,
 respectively                   $  2,025,344   $  2,053,372    $  1,908,271

Realized and unrealized gains
 (losses) on Zero Coupons            631,119     (1,226,193)        531,953

Interest income                    1,916,217      1,935,048         250,172
                                ------------   ------------    ------------

                                $  4,572,680   $  2,762,227    $  2,690,396
                                ============   ============    ============

Net Income                      $  3,546,888   $  2,043,139    $  2,227,441
                                ============   ============    ============

Increase in net asset value
 per unit                       $     115.33   $      58.96    $      59.38
                                ============   ============    ============

Total assets                    $ 36,883,726   $ 40,218,283    $ 40,226,379
                                ============   ============    ============


Item 7.   Management's     Discussion  and   Analysis  of  Financial Condition
          and Results of Operations.
         (a) Liquidity. The Partnership does not engage in sales of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material decrease in liquidity. To minimize this risk, the Partnership follows certain policies including:
         (1) Partnership funds are invested only in commodity contracts which are traded in sufficient volume to permit, in the opinion of the Advisors, ease of taking and liquidating positions.
         (2) No Advisor will initiate additional positions in any commodity if such additional positions would result in aggregate positions for all commodities requiring as margin more than 66-2/3% of the Partnership's assets allocated to the Advisor.
         (3) The Partnership will not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchase or sale of additional positions in the same or related commodities.
         (4) The Partnership will not utilize borrowings except short-term borrowings if the Partnership takes delivery of any cash commodities.
         (5) The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.
         (6) The Partnership will not permit the churning of its commodity trading accounts.
         (7) The Partnership may cease trading and liquidate all open positions prior to its dissolution if its Net Assets (excluding assets maintained in Zero Coupons) decrease to 10% of those assets on the day trading commenced (adjusted for redemptions).
         The Partnership is party to financial instruments with off- balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. (See also "Item 8. Financial Statements and Supplementary Data.", for further information on financial instrument risk included in the notes to financial statements.)

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

         No forecast can be made as to the level of redemptions in any given period. Beginning with the first full quarter ending at least six months after trading commences (June 30, 1996), a Limited Partner may cause all of his Units to be redeemed by the Partnership at the Redemption Net Asset Value thereof as of the last day of a quarter on ten days' written notice to the General

Partner.  Redemption  fees equal to 2% of  Redemption  Net Asset  Value per Unit redeemed will be charged to any Limited Partner who redeems his Units on the first, second or third possible redemption dates and 1% on the fourth and fifth possible redemption dates, respectively. Thereafter, no redemption fee will be charged. During 1997 and 1996, SB received a redemption fees of $33,328 and $59,478, respectively. Redemption Net Asset Value differs from Net Asset Value calculated for financial reporting purposes in that the accrued liability for reimbursement of offering and organization expenses will not be included in the calculation of Redemption Net Asset Value. For the year ended December 31, 1997, 5,459 Units were redeemed totaling $6,204,189. For the year ended December 31, 1996, 2,847 Units were redeemed totaling $2,973,876.
         Offering and organization expenses relating to the issuance and marketing of Units offered were initially paid by SB. Such expenses were initially estimated to be $550,000 and were charged against the initial capital of the Partnership. During 1996, the Partnership's total offering and organization expense were determined to be $612,847. The Partnership has charged the excess of $62,847 to expense. As of December 31, 1997, the Partnership had reimbursed SB for the offering and organization expense plus interest at the prime rate quoted by the Chase Manhattan Bank totaling $34,494 from interest paid to the Partnership.

     For each Unit redeemed the Partnership liquidates $1,000 (principal amount) of Zero Coupons and will continue to liquidate $1,000 (principal amount) of Zero Coupons per Unit redeemed. These liquidations will be at market value which will be less than the amount payable on their due date. Moreover, it is possible that the market value of the Zero Coupon could be less than its purchase price plus the original issue discount amortized to date.

         (c) Results of operations. For the year ended December 31, 1997 the net asset value per Unit increased 10.4% from $1,103.68 to $1,219.01. For the year ended December 31, 1996, the net asset value per Unit increased 5.6% from $1,044.72 to $1,103.68. For the period from November 17, 1995 (commencement of trading operations) to December 31, 1995, the net asset value per Unit increased 6.0% from $985.34 to $1,044.72. The net asset value of $985.34 at commencement of trading operations is reflective of charging offering and organizational expenses against the initial capital of the Partnership for financial reporting purposes.
         The Partnership experienced net trading gains of $3,487,716 before commissions and expenses for the year ended December 31, 1997. Gains were recognized in the trading of commodity futures in currencies, softs, grains, indices, metals and interest rates and were partially offset by losses recognized in livestock and energy products. The Partnership experienced a realized loss of $93,506 on Zero Coupons liquidated in conjunction with the redemption of Units during 1997 and unrealized appreciation of $724,625 on Zero Coupons during 1997.
         The Partnership experienced net trading gains of $3,512,386 before commissions and expenses for the year ended December 31, 1996. Gains were recognized in the trading of commodity futures in currencies, energy products, metals and interest rates and were partially offset by losses recognized in indices and agricultural products. The Partnership experienced a realized loss of $75,906 on Zero Coupons liquidated in conjunction with the redemption of Units during 1996 and unrealized depreciation of $1,150,287 on Zero Coupons during 1996.

         The Partnership experienced net trading gains of $2,075,691 before commissions and expenses for the period ended December 31, 1995. Gains were attributable to the trading of commodity futures in interest rates, stock indices, energy and agricultural products and were partially offset by losses experienced in the trading of metals and foreign currencies. The Partnership experienced unrealized appreciation of $531,953 on Zero Coupons during 1995.
         Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

Item 8.                 Financial Statements and Supplementary Data.




                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
                          INDEX TO FINANCIAL STATEMENTS


                                                                          Page
                                                                          Number


Report of Independent Accountants.                                       F-2

Financial Statements:
Statement of Financial Condition at
December 31, 1997 and 1996.                                              F-3

Statement  of Income and  Expenses  for the years  ended
December  31,  1997  and 1996  and for the  period  from
November 17, 1995 (commencement of trading operations)
to December 31, 1995.                                                    F-4

Statement  of  Partners'  Capital  for the  years  ended
December 31, 1997 and 1996 and for the period from April
12, 1995 (date Partnership was capitalized) to
December 31, 1995.                                                       F-5

Notes to Financial Statements.                                       F-6 -  F-11

           Report of Independent Accountants

To the Partners of
   Smith Barney Principal PLUS Futures Fund L.P.:

We have audited the accompanying statement of financial condition of SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. (a New York Limited Partnership) as of December 31, 1997 and 1996, and the related statements of income and expenses for the years ended December 31, 1997 and 1996 and for the period from November 17, 1995 (commencement of trading operations) to December 31, 1995, and of partners' capital for the years ended December 31, 1997, 1996 and for the period from April 12, 1995 (date Partnership was capitalized) to December 31, 1995. These financial statements are the responsibility of the management of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smith Barney Principal PLUS Futures Fund L.P. as of December 31, 1997 and 1996, and the results of its operations for the years ended December 31, 1997 and 1996 and for the period from April 12, 1995 (date Partnership was capitalized) to December 31, 1995, in conformity with generally accepted accounting principles.



                                                        Coopers & Lybrand L.L.P.

New York, New York
March 6, 1998

                           Smith Barney Principal PLUS
                                Futures Fund L.P.
                        Statement of Financial Condition
                           December 31, 1997 and 1996


Assets:                                            1997          1996
Equity in commodity futures
  trading account:
   Cash and cash equivalents
   (Note 3c)                                   $13,346,392   $15,167,522
   Net unrealized appreciation
    on open futures contracts                    1,079,612       445,494
   Zero Coupons, $29,201,000 and
    $34,660,000 principal
    amount in 1997 and 1996,
    respectively, due
    February 15, 2003 at
    market value (amortized
    cost $21,727,880 and
    $24,344,837 in 1997 and
    1996, respectively)
    (Notes 1 and 2)                             21,834,171    23,726,503
   Commodity options owned, at
    market value (cost $3,505
    in 1996)                                            --         1,987
                                               -----------   -----------
                                                36,260,175    39,341,506
  Receivable from SB on sale of
    Zero Coupons                                   575,066       813,930
  Interest receivable                               48,485            --
  Other assets                                          --        62,847
                                               -----------   -----------
                                               $36,883,726   $40,218,283
                                               -----------   -----------


Liabilities and Partners' Capital:
Liabilities:
  Accrued expenses:
   Management fees                             $    50,926   $    52,377
   Commissions                                     114,693       119,361
   Incentive fees                                  154,823       372,390
   Due to SB (Note 6)                                   --        62,847
   Other                                            27,024        42,412
  Commodity options written, at
   market value (premiums
   received $2,400 in 1996)                             --         2,916
  Redemptions payable                              939,857     1,312,276
                                               -----------   -----------
                                                 1,287,323     1,964,579
Partners' Capital (Notes 1, 5, and 7):
  General Partner, 376 Unit
   equivalents outstanding in
   1997 and 1996                                   458,348       414,984
  Limited Partners, 28,825 and
   34,284 Units of Limited
   Partnership Interest
   outstanding in 1997 and
   1996, respectively                           35,138,055    37,838,720
                                               -----------   -----------
                                                35,596,403    38,253,704
                                               -----------   -----------
                                               $36,883,726   $40,218,283
                                               -----------   -----------



See notes to financial statements.

                  Smith Barney Principal PLUS Futures Fund L.P.
                        Statement of Income and Expenses
               for the years ended December 31, 1997 and 1996 and
                      for the period from November 17, 1995
                      (commencement of trading operations)
                              to December 31, 1995


                                     1997         1996           1995
Income:
  Net gains on trading of
   commodity interests:
   Realized gains on
    closed positions           $ 2,851,564    $ 4,345,757    $   798,860
   Change in unrealized
    gains/ losses on open
      positions                    636,152       (833,371)     1,276,831
                               -----------    -----------    -----------
                                 3,487,716      3,512,386      2,075,691
  Less, Brokerage
   commissions
   and clearing fees
   ($37,258, $42,740 and
    $5,889, respectively)
   (Note 3c)                    (1,462,372)    (1,459,014)      (167,420)
                               -----------    -----------    -----------
  Net realized and
   unrealized gains              2,025,344      2,053,372      1,908,271
  Loss on sale of Zero
   Coupons                         (93,506)       (75,906)            --
  Unrealized
   appreciation
   (depreciation) on
   Zero Coupons                    724,625     (1,150,287)       531,953
  Interest income
   (Notes 3c  and 6)             1,916,217      1,935,048        250,172
                               -----------    -----------    -----------
                                 4,572,680      2,762,227      2,690,396
                               -----------    -----------    -----------
Expenses:

  Management fees (Note 3b)        586,615        560,948         65,244
  Incentive fees (Note 3b)         319,273         67,801        361,011
  Other expenses (Note 6)          119,904         90,339         36,700
                               -----------    -----------    -----------
                                 1,025,792        719,088        462,955
                               -----------    -----------    -----------
Net income                     $ 3,546,888    $ 2,043,139    $ 2,227,441
                               -----------    -----------    -----------
Net income per Unit of
  Limited Partnership
  Interest  and
  General Partner Unit
  equivalent (Notes 1 and 7)   $    115.33    $     58.96    $     59.38
                               -----------    -----------    -----------




See notes to financial statements.

                           Smith Barney Principal PLUS
                                Futures Fund L.P.
                         Statement of Partners' Capital
               for the years ended December 31, 1997 and 1996 and
              for the period from April 12, 1995 (date Partnership
                      was capitalized) to December 31, 1995


                                 Limited         General
                                Partners         Partner          Total
Initial capital             $      1,000    $      1,000    $      2,000
  contributions
Proceeds from offering of
   37,130 Units of Limited
   Partnership Interest
   and General Partner's
   contribution representing
   375 Unit equivalents
   (Note 1)                   37,130,000         375,000      37,505,000
Offering and
   organization
    costs (Note 6)              (544,486)         (5,514)       (550,000)
                            ------------    ------------    ------------
Opening Partnership
   capital for operations     36,586,514         370,486      36,957,000
Net income                     2,205,112          22,329       2,227,441
                            ------------    ------------    ------------
Partners' capital at
   December 31, 1995          38,791,626         392,815      39,184,441
Net income                     2,020,970          22,169       2,043,139
Redemption of 2,847
   Units of Limited
    Partnership Interest      (2,973,876)             --      (2,973,876)
                            ------------    ------------    ------------
Partners' capital at
   December 31, 1996          37,838,720         414,984      38,253,704
Net income                     3,503,524          43,364       3,546,888
Redemption of 5,459
   Units of Limited
   Partnership Interest       (6,204,189)             --      (6,204,189)
                            ------------    ------------    ------------
Partners' capital at
   December 31, 1997        $ 35,138,055    $    458,348    $ 35,596,403
                            ------------    ------------    ------------



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

    Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership and is a wholly owned subsidiary of Smith Barney Inc. ("SB"). SB acts as commodity broker for the Partnership (see Note 3c). On November 28, 1997, Smith Barney Holdings Inc. was merged with Salomon Inc to form Salomon Smith Barney Holdings Inc. ("SSBH"), a wholly owned subsidiary of Travelers Group Inc. SB is a wholly owned subsidiary of SSBH.

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

2.  Accounting Policies:

    a. All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at market value for those commodity interests for which market quotations are readily available or at fair value on the last business day of the year. Investments in commodity interests denominated in foreign currency are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gain (loss) and changes in unrealized values on commodity interests are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

    b. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on his share of the Partnership's income and expenses.

    c. The original issue discount on the Zero Coupons is being amortized over their life using the interest method and is included in interest income.

    d. Zero Coupons are recorded in the statement of financial condition at market value. Realized gain (loss) on the sale of Zero Coupons is determined on the amortized cost basis of the Zero Coupons at the time of sale.

    e. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.  Agreements:

    a. Limited Partnership Agreement: The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership.

    b. Management Agreements:

       The General Partner, on behalf of the Partnership, has entered into Management Agreements with John W. Henry & Company, Inc., Abraham Trading Co. and Rabar Market Research Inc. (collectively, the "Advisors"), which provide that the Advisors have sole discretion in determining the investment of the assets of the Partnership allocated to each Advisor by the General Partner. As compensation for services, the Partnership is obligated to pay a monthly management fee of 1/6 of 1% (2% per year) to Abraham Trading Co. and Rabar Market Research Inc., and 1/3 of 1 % (4% per year) to John W. Henry & Company, Inc., of month-end Net Assets allocated to each advisor. The Partnership will also pay Abraham Trading Co. an incentive fee payable quarterly equal to 20% of New Trading Profits earned by it for the Partnership; John W. Henry & Company, Inc. will receive a quarterly incentive fee of 15% of New Trading Profits; and Rabar Market Research Inc. will receive an annual incentive fee of 22.5% of New Trading Profits of the Partnership.

    c. Customer Agreement:

       The Partnership has entered into a Customer Agreeent with SB whereby SB provides services which include, among other things, the execution of transctions for the Partnership's account in accordance with orders placed by the Advisors. The Partnership is obligated to pay a monthly brokerage fee to SB equal to 7/12 of 1 % of month-end Net Assets (7% per year) in lieu of brokerage commissions on a per trade basis. A portion of this fee is paid to employees of SB who have sold Units of the Partnership. This fee does not include exchange, clearing, user, give-up, floor brokerage and NFA fees which will be borne by the Partnership. All of the Partnership's assets are deposited in the Partnership's account at SB. The Partnership maintains a portion of these assets in Zero Coupons and a portion in cash. The Partnership's cash is deposited by SB in segregated bank accounts, as required by Commodity Futures Trading Commission regulations. At December 31, 1997 and 1996, the amount of cash held for margin requirements was $2,930,178 and $2,155,439, respectively. SB will pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by SB based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated by either party.

4.  Trading Activities:

    The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses. All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at December 31,1997 and 1996 was $1,079,612 and $444,565, respectively and the average fair value during the years then ended, based on monthly calculation, was $1,182,103 and $1,593,103, respectively.

5.  Distributions and Redemptions:

    Distributions of profits, if any, will be made at the sole discretion of the General Partner. On 10 days' notice to the General Partner, a limited partner may require the Partnership to redeem his Units at their Redemption Net Asset Value as of the last day of a quarter. Redemption fees equal to 2% of Redemption Net Asset Value per Unit redeemed will be charged to any limited partner who redeems his Units on the first, second or third possible redemption date, and 1 % on the fourth and fifth possible redemption dates. Thereafter, no redemption fee will be charged. During 1997 and 1996, SB received redemption fees of $33,328 and $59,478, respectively. Redemption Net Asset Value differs from Net Asset Value calculated for financial reporting purposes in that any accrued liability for reimbursement of offering and organization expenses will not be included in the calculation of Redemption Net Asset Value.

6.  Offering and Organization Costs:

    Offering and organization expenses relating to the issuance and marketing of Units during the offering period were initially paid by SB. Such expenses were initially estimated to be $550,000 and were charged against the initial capital of the Partnership. During 1996, the Partnership's total offering and organization expenses were determined to be $612,847. The Partnership has charged the excess of $62,847 to expense. As of
    December 31, 1997 the Partnership had reimbursed SB for the offering and organization expense plus interest at the prime rate quoted by the Chase Manhattan Bank totaling $34,494 from interest paid to the Partnership.

7.  Net Asset Value Per Unit:

    Changes in the net asset value per Unit for the years ended December 31, 1997 and 1996 and for the period from November 17, 1995 (commencement of trading operations) to December 31, 1995 were as follows:


                               1997         1996         1995
Net realized and
 unrealized  gains         $   66.66      $ 58.66       $50.88
Interest income                58.85        52.41         6.67
Realized and  unrealized
 gains (losses) on
 Zero Coupons                  21.33       (32.04)       14.18
Expenses                      (31.51)      (20.07)      (12.35)
                             ---------    ---------    ---------
Increase for  period          115.33        58.96        59.38
Net asset value per
 Unit, beginning of
 period                     1,103.68     1,044.72       985.34
                            ---------    ---------    ---------
Net asset  value per
 Unit, end of
 period                    $1,219.01    $1,103.68    $1,044.72
                            --------    ---------    ---------
Redemption net  asset
  value  per Unit,
  end of period*           $1,219.01    $1,103.68    $1,057.53
                            --------    ---------    ---------



    *For the purpose of a redemption, any accrued liability for reimbursement of offering and organization expenses will not reduce redemption net asset value per Unit.

8.  Guarantee:

    In the unlikely event that the Partnership is required to meet a margin call in excess of the cash balance in its trading accounts, SSBH will contribute up to an amount equal to the maturity value of the Zero Coupons held by the Partnership at the time of such call to the capital of the Partnership to permit it to meet its margin obligations in excess of its cash balance. The guarantee can only be invoked once. After the guarantee is invoked, trading will cease and the General Partner will either wait until the First Payment Date or will distribute cash and Zero Coupons to the limited partners.

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

    The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line
    monitoring   systems   provide  account   analysis   of  futures,  forwards
    and options positions by sector, margin requirements, gain and loss transactions and collateral positions. The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At December 31, 1997, the Partnership's commitment to purchase and sell these instruments was $103,740,103 and $104,099,896, respectively. All of these instruments mature within one year of December 31, 1997. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At December 31, 1997, the fair value of the Partnership's derivatives, including options thereon, was $1,079,612, as detailed below.



                                  December 31, 1997
                              ---------------------------------------
                                Notional or Contractual
                                Amount of Commitments
                               To Purchase           To Sell        Fair Value
Currencies
  -Exchange
   Traded
   Contracts                  $  1,852,635       $ 13,543,743      $    130,111
  -OTC Contracts                11,577,189         22,737,095           (43,636)
Energy                                  --          2,330,053            81,274
Grains                                  --          3,197,466            76,852
Interest Rate
  Non-U.S                       68,669,047         47,748,762           101,593
Interest Rate
  U.S                           16,567,737                 --            99,253
Livestock                               --          1,949,300            55,800
Metals                           3,314,600          9,844,978           485,359
Softs                            1,709,720          1,695,191            11,764
Indices                             49,175          1,053,308            81,242
                              ------------       ------------      ------------
Total                         $103,740,103       $104,099,896      $  1,079,612
                              ------------       ------------      ------------


At December 31, 1996, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $104,830,699 and $62,734,677, respectively, and the fair value of the Partnership's derivatives, including options thereon, was $444,565 as detailed below.

                                          December 31, 1996
                                    ---------------------------------------
                                     Notional or Contractual
                                    Amount of Commitments
                                   To Purchase         To Sell        Fair Value
Currencies
  -Exchange
   Traded                          $  4,542,090     $ 15,846,787   $    178,873
   Contracts
  -OTC Contracts                     15,639,841       11,662,894         71,193
Energy                                1,293,602                0        (40,305)
Interest Rate
  U.S                                 6,407,319          943,663        (34,538)
Interest Rate
  Non-U.S                            70,157,951       16,870,650        (15,784)
Grains                                  951,750        1,816,095         11,554
Metals                                3,472,150       13,216,218        200,474
Indices                                 449,424        1,399,633         66,931
Softs                                   417,677          976,337         (3,005)
Livestock                             1,498,895            2,400          9,172
                                   ------------     ------------    ------------
Total                              $104,830,699     $ 62,734,677   $    444,565
                                   ------------     ------------    ------------

Item 9.           Changes in and Disagreements with Accountants on
                  Accounting and  Financial Disclosure.
                  During the last two fiscal years and any subsequent interim period, no independent accountant who was engaged as the principal accountant to audit the Partnership's financial statements has resigned or was dismissed.

                                 PART III
Item 10.        Directors and Executive Officers of the Registrant.
                The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management Inc. Investment decisions are made by the Advisors.
Item 11.        Executive Compensation.
                The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management Inc., its General Partner, which receives compensation for its services, as set forth under "Item 1. Business." SB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." Brokerage commissions and clearing fees of $1,462,372 were paid for the year ended December 31, 1997. Management fees and incentive fees of $586,615 and $319,273, respectively, were paid to the Advisors for the year ended December 31, 1997.

Item 12. Security Ownership of Certain Beneficial Owners and
                  Management.
                  (a). Security ownership of certain beneficial owners.  As
of March 1, 1998, two beneficial owners who are neither a director nor executive officer own more than five percent (5%) of the outstanding Units issued by the Registrant as follows:
Title              Name and Address of          Amount and Nature of  Percent of
of Class           Beneficial Owner             Beneficial Ownership     Class

Units of           CITIC Industrial Bank             5,000 Units          17.1%
Limited            No. 6 Xinyuan Nan Lu
Partnership        Chaoyang District Beijing
Interest

Units of           Naomi R. Wilden                      1,500 Units        5.1%
Limited            11727 Pendelton
Partnership        Ycaipa, CA 92399
Interest


                     (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of partnership interest equivalent to 376 (1.3%) Units of Limited Partnership Interest.
                     (c). Changes in control.  None.
Item 13.  Certain Relationships and Related Transactions.

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
                           Statement of Financial Condition at December 31, 1997
                           and 1996.  Statement  of Income and  Expenses for the
                           years ended December 31, 1997 and 1996 and for period
                           from  November  17,  1995  (commencement  of  trading
                           operations)  to  December  31,  1995.   Statement  of
                           Partners'  Capital for the years ended  December  31,
                           1997 and 1996 and for the period  from April 12, 1995
                           (date  Partnership  was  capitalized) to December 31,
                           1995.
               (2)         Financial Statement Schedules:Financial data schedule
                           for the year ended December 31, 1997.
               (3)         Exhibits:
              3.1 -        Limited Partnership Agreement (dated April  3,   1995
                           and  amended as of June 22, 1995), (filed as  Exhibit
                           3.1 to the   Registration    Statement  on   Form S-1
                          (File   No.  33-01742)   and    incorporated   herein
                           by reference).
              3.2 -        Certificate of Limited Partnership of the Partnership
                           as   filed in the office of the Secretary of State of
                           New York (filed as Exhibit
                          3.2 to the Registration Statement on Form S-1(File No.
                           33-91742) and incorporated herein by reference).

              10.1 - Customer Agreement between the Partnership and Smith Barney Shearson Inc. (filed as Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 33-91742) and incorporated herein by reference).
              10.3 - Escrow Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 33-91742) and incorporated herein by reference).
              10.5 - Management Agreement among the Partnership, the General Partner and John W. Henry & Company, Inc.
                            (JWH) (filed as Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 33-91742) and incorporated herein by reference).
              10.6 - Management Agreement among the Partnership, the General Partner and Rabar Market Research, Inc. (filed as Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 33-91742) and incorporated herein by reference).
              10.7 - Management Agreement among the Partnership, the General Partner and Abraham Trading Co. (filed as
                            Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 33-91742) and incorporated herein by reference).
              10.8 - Letters extending Management Agreements with Rabar Market Researsh, Inc., Abraham Trading Co. and John
                            W. Henry & Company Inc. (filed herein).

         (b)      Reports on 8-K:  None Filed.

         Supplemental Information To Be Furnished With Reports Filed Pursuant To
Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.




Annual Report to Limited Partners

                                                    SIGNATURES

          Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 24th day of March 1998.

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



/s/     David J. Vogel                           /s/     Jack H. Lehman III
David J. Vogel,                                          Jack H. Lehman III
Director, Principal Executive                            Chairman and Director
Officer and President



/s/      Michael Schaefer                        /s/ Daniel A. Dantuono
Michael Schaefer                                     Daniel A. Dantuono
Director                                             Treasurer, Chief Financial
                                                        Officer and Director



/s/ Daniel R. McAuliffe, Jr.                     /s/ Steve J. Keltz
Daniel R. McAuliffe, Jr.                             Steve J. Keltz
Director                                             Secretary and Director




/s/   Shelley Ullman
Shelley Ullman
Director