Form 10-Q
period 1998-03-31
SMITH BARNEY PRINCIPAL PLUS FUTURES FUND LP
filed 1998-05-15
CIK 944697

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended March 31, 1998

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

                                                                Page
                                                               Number

PART I - Financial Information:

   Item 1  Financial Statements:

           Statement of Financial Condition
           at March 31, 1998 and December 31,
           1997                                                  3

           Statement of Income and Expenses
           and Partners' Capital for the three
           months ended March 31, 1998 and 1997                   4

           Notes to Financial Statements                        5 - 9

   Item 2  Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations                                          10 - 11

PART II - Other Information                                    12 - 13

                                     PART I

                          Item 1. Financial Statements


                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION



                                                        MARCH 31,  DECEMBER 31,
                                                           1998         1997
                                                      -------------------------
                                                       (Unaudited)
ASSETS:

Equity in commodity futures trading account:
  Cash and cash equivalents                           $12,561,004   $13,346,392
  Net unrealized appreciation
   on open futures contracts                              326,804     1,079,612
  Zero Coupons, $28,322,000  and $29,201,000
   principal amount in 1998 and 1997, respectively,
   due February 15, 2003 at market value
   (amortized cost $21,380,416 and $21,727,880
   in 1998 and 1997, respectively)                     21,543,696    21,834,171

                                                      -----------   -----------

                                                       34,431,504    36,260,175

Receivable from SB on sale of Zero Coupons                667,047       575,066
Interest receivable                                        46,862        48,485

                                                      -----------   -----------

                                                      $35,145,413   $36,883,726

                                                      ===========   ===========



LIABILITIES AND PARTNERS' CAPITAL:


Liabilities:

 Accrued expenses:
  Commissions                                         $   105,539   $   114,693
  Management fees                                          45,953        50,926
  Incentive fees                                           30,505       154,823
  Other                                                    25,468        27,024
 Redemption payable                                     1,051,689       939,857

                                                      -----------   -----------
                                                        1,259,154     1,287,323

                                                      -----------   -----------
Partners' Capital:
General Partner, 376 Unit
  equivalents outstanding  in 1998 and 1997               449,869       458,348
Limited Partners, 27,946 and 28,825
  Units of Limited Partnership Interest
  outstanding in 1998 and 1997 , respectively          33,436,390    35,138,055

                                                      -----------   -----------

                                                       33,886,259    35,596,403

                                                      -----------   -----------

                                                      $35,145,413   $36,883,726

                                                      ===========   ===========

See Notes to Financial Statements.

                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                    ----------------------------
                                                         1998            1997
                                                    ----------------------------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains on closed positions                $   106,858    $  1,004,970
  Change in unrealized gains/losses on open
   positions                                           (752,808)        579,339

                                                    ------------    ------------

                                                       (645,950)      1,584,309
Less, brokerage commissions and clearing fees
  ($12,245 and $9,690, respectively)                   (345,837)       (381,235)

                                                    ------------    ------------

  Net realized and unrealized gains  (losses)          (991,787)      1,203,074
  Gain (loss) on sale of Zero Coupons                     3,485         (19,882)
  Unrealized appreciation (depreciation)
  on Zero Coupons                                        56,989        (683,312)
  Interest income                                       454,004         499,124

                                                    ------------    ------------

                                                       (477,309)        999,004

                                                    ------------    ------------


Expenses:
  Management fees                                       136,465         151,958
  Incentive fees                                         30,505         209,763
  Other                                                  14,176          87,327

                                                    ------------    ------------

                                                        181,146         449,048

                                                    ------------    ------------

  Net income (loss)                                    (658,455)        549,956
  Redemptions                                        (1,051,689)       (575,449)

                                                    ------------    ------------

  Net decrease in Partners' capital                  (1,710,144)        (25,493)

Partners' capital, beginning of period               35,596,403      38,253,704

                                                    ------------    ------------

Partners' capital, end of period                    $33,886,259    $ 38,228,211
                                                    ============    ============

Net asset value per Unit
  (28,322 and 34,146 Units outstanding
  at March 31, 1998 and 1997, respectively)         $  1,196.46    $   1,119.55
                                                    ============    ============


Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent      $     (22.55)   $      15.87
                                                    ============    ============

                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)

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

         The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 1998 and the results of its operations for the three months ended March 31, 1998 and 1997. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with Securities and Exchange Commission for the year ended December 31, 1997.

         Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

2. Net Asset Value Per Unit:

        Changes in net asset value per Unit for the three months ended March 31, 1998 and 1997 were as follows:

                                          THREE-MONTHS ENDED
                                               MARCH 31,
                                         1998                  1997

Net realized and unrealized
 gains (losses)                  $     (33.96)          $      34.71
Realized and unrealized
 gains(losses) on Zero Coupons           2.07                 (20.29)
Interest income                         15.54                  14.40
Expenses                                (6.20)                (12.95)
                                    ---------                ---------

Increase (decrease) for period         (22.55)                 15.87

Net Asset Value per Unit,
 beginning of period                 1,219.01               1,103.68
                                    ---------               ---------

Net Asset Value per Unit,
 end of period                   $   1,196.46           $   1,119.55
                                    =========              =========


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

         All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at March 31, 1998 and 1997 was $326,804 and $1,027,112, respectively, and the average fair value during the three months then ended, based on monthly calculation, was $551,945 and $1,463,722, respectively.

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

         The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At March 31, 1998, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $124,700,623 and $91,942,792, respectively, as detailed below. All of these instruments mature within one year of March 31, 1998. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At March 31, 1998, the fair value of the Partnership's derivatives, including options thereon, was $326,804, as detailed below.

                                     MARCH 31, 1998
                                 NOTIONAL OR CONTRACTUAL
                                 AMOUNT OF COMMITMENTS
                               TO PURCHASE      TO SELL        FAIR VALUE
Currencies
- Exchange Traded Contracts   $  6,809,669   $  6,247,840   $     82,291
- OTC Contracts                  6,688,198     13,591,544        156,673
Energy                             968,890        258,250        (20,703)
Grains                             476,377      3,800,175        130,684
Interest Rates Non-U.S         104,769,273     35,777,009         (1,557)
Interest Rates U.S.              1,064,195     27,704,100        (63,075)
Livestock                          310,830        941,440         55,580
Metals                           1,940,740      2,137,230        (18,734)
Softs                              691,063      1,485,204         (7,283)
Indices                            981,388           --           12,928
                              ------------   ------------   ------------

Totals                        $124,700,623   $ 91,942,792   $    326,804
                              ============   ============   ============

         At March 31, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $36,045,505 and $158,611,832, respectively, and, the fair value of the Partnership's derivatives, including options thereon, was $1,027,112, as detailed below.

                                     MARCH 31, 1997
                                NOTIONAL OR CONTRACTUAL
                                 AMOUNT OF COMMITMENTS
                               TO PURCHASE      TO SELL        FAIR VALUE
Currencies
- Exchange Traded Contracts   $  2,776,693   $  9,510,257   $      2,473
- OTC Contracts                  6,295,477     11,584,598        (78,579)
Energy                                --        1,564,011         40,899
Interest Rates U.S.                   --       31,446,977        253,253
Interest Rates Non-U.S           8,992,767    100,126,402         99,627
Grains                           5,309,888         72,000        427,265
Livestock                          867,020        328,420        (40,410)
Softs                            2,865,248      1,167,318        145,607
Metals                           7,591,443      2,327,725        174,499
Indices                          1,346,969        484,124          2,478
                              ------------   ------------   ------------

Totals                         $36,045,505   $158,611,832     $1,027,112
                              ===========    ============     ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity no such losses occurred in the Partnership's first quarter of 1998.

         The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

         For the three months ended March 31, 1998, Partnership capital decreased 4.8% from $35,596,403 to $33,886,259. This decrease was attributable to the redemption of 879 Units totaling $1,051,689 coupled with net loss from operations of $658,455 for the three months ended March 31, 1998. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

         During the Partnership's first quarter of 1998, the net asset value per Unit decreased 1.8% from $1,219.01 to $1,196.46, as compared to an increase of 1.4% in the first quarter of 1997. The Partnership experienced a net trading loss before commissions and expenses in the first quarter of 1998 of $645,950. Losses were recognized in the trading of commodity futures in currencies, U.S. interest rates, grains, indices and metals and were partially offset by gains recognized in non-U.S. interest rates, softs, livestock and energy products. The Partnership experienced a net trading gain before commissions and expenses in the first quarter of 1997 of $1,584,309. Gains were recognized in the trading of commodity futures in indices, currencies, grains, softs and metals and were partially offset by losses recognized in interest rates, livestock and energy products.

     Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in
                                                        10
commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify correctly those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

         Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30 day Treasury bill rate. Also included in interest income is the amortization of original issue discount on the Zero Coupons based on the interest method. Interest income for the three months ended March 31, 1998 decreased by $45,120 as compared to the corresponding period in 1997.

         Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and clearing fees for the three months ended March 31, 1998 decreased by $35,398 as compared to the corresponding period in 1997.

         All trading decisions for the Partnership are currently being made by the Advisors. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 1998 decreased by $15,493 as compared to the corresponding period in 1997.

         Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 1998 and 1997 resulted in incentive fees of $30,505 and $209,763, respectively.

PART II OTHER INFORMATION

Item 1.        Legal Proceedings

               Between May 1994 and the present, Salomon Brothers Inc. ("SBI"), SB and The Robinson Humphrey Company, Inc. ("R-H"), all currently subsidiaries of Salomon Smith Barney Holdings Inc. ("SSBHI"), along with a number of other broker-dealers, were named as defendants in approximately 25 federal court lawsuits and two state court lawsuits, principally alleging that companies that make markets in securities traded on NASDAQ violated the federal antitrust laws by conspiring to maintain a minimum spread of $.25 between the bid and asked price for certain securities. The federal lawsuits and one state court case were consolidated for pre-trial purposes in the Southern District of New York in the fall of 1994 under the caption In re NASDAQ Market-Makers Antitrust Litigation, United States District Court, Southern District of New York No. 94-CIV-3996 (RWS); M.D.L. No. 1023. The other state court suit, Lawrence A. Abel v. Merrill Lynch & Co., Inc. et al.; Superior Court of San Diego, Case No. 677313, has been dismissed without prejudice in conjunction with a tolling agreement.
               In  consolidated    action,  the plaintiffs purport to represent
               a class of persons who bought one or more of what they currently estimate to be approximately 1,650 securities on NASDAQ between May 1, 1989 and May 27, 1994. They seek unspecified monetary damages, which would be trebled under the antitrust laws. The plaintiffs also seek injunctive relief, as well as attorney's fees and the costs of the action. (The state cases seek similar relief.) Plaintiffs in the consolidated action filed an amended consolidated complaint that defendants answered in December 1995. On November 26, 1996, the Court certified a class composed of retail purchasers. A motion to include institutional investors in the class and to add class representatives was granted. In December 1997, SBI, SB and R-H, along with several other broker-dealer defendants, executed a settlement agreement with the plaintiffs. This agreement has been preliminarily approved by the U.S. District Court for the Southern District of New York but is subject to final approval. On July 17, 1996, the Antitrust Division of the Department of Justice filed a complaint against a number of firms that act as market makers in NASDAQ stocks. The complaint basically alleged that a common
                                                        12
               understanding   arose  among  NASDAQ  market  makers which worked
               to keep quote spreads in NASDAQ stocks artificially wide. Contemporaneous with the filing of the complaint, SBI, SB and other defendants entered into a stipulated settlement agreement, pursuant to which the defendants would agree not to engage in certain practices relating to the quoting of NASDAQ securities and would further agree to implement a program to ensure compliance with federal antitrust laws and with the terms of the settlement. In entering into the stipulated settlement, SBI and SB did not admit any liability. There are no fines, penalties, or other payments of monies in connection with the settlement. In April 1997, the U.S. District Court for the Southern District of New York approved the settlement. In May 1997, plaintiffs in the related civil action (who were permitted to intervene for limited purposes) appealed the district court's approval of the settlement. The appeal is pending. The Securities and Exchange Commission ("SEC") is also conducting a review of the NASDAQ marketplace, during which it has subpoenaed documents and taken the testimony of various individuals including SBI and SB personnel. In July 1996, the SEC reached a settlement with the National Association of Securities Dealers and issued a report detailing certain conclusions with respect to the NASD and the NASDAQ market. In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including SB, in the U.S. Bankruptcy Court for the Central District of California. Plaintiff alleged, among other things, that the defendants recommended and sold to plaintiff unsuitable securities. The case (County of Orange et al. v. Bear Sterns & Co. Inc. et al.) Has been stayed by agreement of the parties.
Item 2.            Changes in Securities and Use of Proceeds - None

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



By:
         David J. Vogel, President


Date:

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      Smith Barney Futures Management Inc.
         (General Partner)



By:
         David J. Vogel, President

Date:



By
         Daniel A. Dantuono
         Chief Financial Officer and
         Director

Date:

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

Date:         5/15/98

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By:        Smith Barney Futures Management Inc.
           (General Partner)


By:        /s/ David J. Vogel, President
           David J. Vogel, President


Date:         5/15/98


By         /s/ Daniel A. Dantuono
           Daniel A. Dantuono
           Chief Financial Officer and
           Director

Date:         5/15/98