Form 10-Q
period 1998-06-30
SMITH BARNEY PRINCIPAL PLUS FUTURES FUND LP
filed 1998-08-14
CIK 944697

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 1998

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

                                                                      Page
                                                                     Number

PART I - Financial Information:

            Item 1.   Financial Statements:

                      Statement of Financial Condition
                      at June 30, 1998 and December 31,
                      1997.                                             3

                      Statement of Income and Expenses
                      and Partners' Capital for the
                      three and six months ended June 30,
                      1998 and 1997.                                    4


                      Notes to Financial Statements                    5 - 8

            Item 2.   Management's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations.                                     9 - 11

            Item 3.   Quantitative and Qualitative
                      Disclosures of Market Risk                        12

PART II - Other Information                                          13 - 14

                                     PART I

                          Item 1. Financial Statements


                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION



                                                       JUNE 30,     DECEMBER 31,
                                                        1998            1997
                                                    ------------    ------------
                                                    (Unaudited)
ASSETS:

Equity in commodity futures trading account:
  Cash and cash equivalents                         $ 11,472,260    $ 13,346,392
  Net unrealized appreciation  (depreciation)
   on open future contracts                             (265,046)      1,079,612
  Zero Coupons, $27,322,000  and $29,201,000
   principal  amount in 1998 and 1997,
   respectively,  due  February 15, 2003 at
   market value (amortized cost $20,928,931 and
   $21,727,880 in 1998 and 1997, respectively)        21,259,248      21,834,171


                                                    ------------    ------------

                                                      32,466,462      36,260,175

Receivable from SB on sale of Zero Coupons               775,480         575,066
Interest receivable                                       36,993          48,485

                                                    ------------    ------------

                                                    $ 33,278,935    $ 36,883,726

                                                    ============    ============



LIABILITIES AND PARTNERS' CAPITAL:


Liabilities:

 Accrued expenses:
  Commissions                                       $     92,408    $    114,693
  Management fees                                         39,700          50,926
  Incentive fees                                          13,904         154,823
  Other                                                   35,635          27,024
 Redemption payable                                    1,168,610         939,857

                                                    ------------    ------------
                                                       1,350,257       1,287,323

                                                    ------------    ------------
Partners' Capital:
General Partner, 376 Unit
  equivalents outstanding  in 1998 and 1997              439,397         458,348
Limited Partners, 26,946 and 28,825
  Units of Limited Partnership Interest
  outstanding in 1998 and 1997 , respectively         31,489,281      35,138,055

                                                    ------------    ------------

                                                      31,928,678      35,596,403

                                                    ------------    ------------

                                                    $ 33,278,935    $ 36,883,726

                                                    ============    ============

See Notes to Financial Statements.
                                        3

                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                   JUNE 30,                        JUNE 30,
                                                         ------------------------------------------------------------
                                                              1998          1997             1998            1997
                                                         ------------    ------------    ------------    ------------

Income:
  Net gains (losses) on trading of commodity futures:
  Realized losses on closed positions                    $   (366,936)   $ (1,049,059)   $   (260,078)   $    (44,089)
  Change in unrealized gains/losses on open
   positions                                                 (591,850)       (412,418)     (1,344,658)        166,921

                                                         ------------    ------------    ------------    ------------

                                                             (958,786)     (1,461,477)     (1,604,736)        122,832
Less, brokerage commissions and clearing fees
  ($9,575, $9,362, $21,820 and  $19,052, respectively)       (313,512)       (356,038)       (659,349)       (737,273)

                                                         ------------    ------------    ------------    ------------

  Net realized and unrealized losses                       (1,272,298)     (1,817,515)     (2,264,085)       (614,441)
  Gain (loss) on sale of Zero Coupons                           9,471         (62,059)         12,956         (81,941)
  Unrealized appreciation (depreciation)
  on Zero Coupons                                             167,037         573,639         224,026        (109,673)
  Interest income                                             427,647         492,977         881,651         992,101

                                                         ------------    ------------    ------------    ------------

                                                             (668,143)       (812,958)     (1,145,452)        186,046

                                                         ------------    ------------    ------------    ------------


Expenses:
  Management fees                                             122,687         139,466         259,152         291,424
  Incentive fees                                              (16,601)        (88,256)         13,904         121,506
  Other                                                        14,742          17,112          28,918         104,440

                                                         ------------    ------------    ------------    ------------

                                                              120,828          68,322         301,974         517,370

                                                         ------------    ------------    ------------    ------------

  Net loss                                                   (788,971)       (881,280)     (1,447,426)       (331,324)
  Redemptions                                              (1,168,610)     (2,757,319)     (2,220,299)     (3,332,768)

                                                         ------------    ------------    ------------    ------------

  Net decrease in Partners' capital                        (1,957,581)     (3,638,599)     (3,667,725)     (3,664,092)

Partners' capital, beginning of period                     33,886,259      38,228,211      35,596,403      38,253,704

                                                         ------------    ------------    ------------    ------------

Partners' capital, end of period                         $ 31,928,678    $ 34,589,612    $ 31,928,678    $ 34,589,612
                                                         ============    ============    ============    ============

Net asset value per Unit
  (27,322 and 31,625 Units outstanding
  at June 30, 1998 and 1997, respectively)               $   1,168.61    $   1,093.74    $   1,168.61    $   1,093.74
                                                         ============    ============    ============    ============


Net loss per Unit of Limited Partnership
  Interest and General Partner Unit equivalent           $     (27.85)   $     (25.81)   $     (50.40)   $      (9.94)
                                                         ============    ============    ============    ============


See Notes to Finanacial Statements
                                        4

                SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
                        NOTES TO FINANCIAL STATEMENTS
                                June 30, 1998
                                 (Unaudited)

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

       Smith Barney Futures Management Inc. is the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as the commodity broker for the Partnership. All trading decisions are made for the Partnership by John W. Henry & Company, Inc., Abraham Trading Co. and Rabar Market Research Inc. (collectively, the "Advisors"). On November 28, 1997, Smith Barney Holdings Inc. was merged with Salomon Inc to form Salomon Smith Barney Holdings Inc. ("SSBH"), a wholly owned subsidiary of Travelers Group. SB is a wholly owned subsidiary of SSBH.


      The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 1998 and the results of its operations for the three and six months ended June 30, 1998 and 1997. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with Securities and Exchange Commission for the year ended December 31, 1997.

      Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
                        NOTES TO FINANCIAL STATEMENTS
                                 (continued)

2. Net Asset Value Per Unit:

     Changes in net asset value per Unit for the three and six months ended June 30, 1998 and 1997 were as follows:

                                  THREE-MONTHS ENDED         SIX-MONTHS ENDED
                                      JUNE  30,                  JUNE 30,
                                  1998        1997          1998        1997

Net realized and unrealized
 losses                        $  (44.92)   $  (53.23)   $  (78.88)   $  (18.52)
Realized and unrealized
 gains (losses) on Zero
 Coupons                            6.24        14.98         8.31        (5.31)
Interest income                    15.11        14.44        30.65        28.84
Expenses                           (4.28)       (2.00)      (10.48)      (14.95)
                               ---------    ---------    ---------    ---------

Decrease for period               (27.85)      (25.81)      (50.40)       (9.94)

Net Asset Value per Unit,
 beginning of period            1,196.46     1,119.55     1,219.01     1,103.68
                               ---------    ---------    ---------    ---------

Net Asset Value per Unit,
 end of period                 $1,168.61    $1,093.74    $1,168.61    $1,093.74
                               =========    =========    =========    =========

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

      All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at June 30, 1998 and December 31, 1997 was $(265,046) and $1,079,612,
respectively, and the average fair value during the six and twelve months then ended, based on monthly calculation, was $426,396 and $1,182,103, respectively.

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

      The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At June 30, 1998, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $147,180,690 and $148,346,802 respectively, as detailed below. All of these instruments mature within one year of June 30, 1998. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At June 30, 1998, the fair value of the Partnership's derivatives, including options thereon, was $(265,046)as detailed below.

                                            JUNE 30, 1998
                                      NOTIONAL OR CONTRACTUAL
                                       AMOUNT OF COMMITMENTS
                                    TO PURCHASE      TO SELL         FAIR VALUE
Currencies
- Exchange Traded Contracts          $  1,902,695   $ 12,963,230   $     26,672
- OTC Contracts                        12,780,711     24,166,269       (476,127)
Energy                                    340,600      1,320,374          8,069
Grains                                  1,000,225      1,295,813        (18,824)
Interest Rates U.S.                    57,371,750              -        118,531
Interest Rates Non-U.S                 70,641,200     92,767,165         51,788
Livestock                                       -      2,156,570         41,970
Metals                                  1,197,547     10,509,282        (37,702)
Softs                                   1,302,480      1,390,815         58,889
Indices                                   643,482      1,777,284        (38,312)
                                     ------------   ------------   ------------

Totals                               $147,180,690   $148,346,802   $   (265,046)
                                     ============   ============   ============


      At December 31, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $103,740,103 and $104,099,896, respectively, and, the fair value of the Partnership's derivatives, including options thereon, was $1,079,612, as detailed below.

                                        DECEMBER 31,1997
                                      NOTIONAL OR CONTRACTUAL
                                       AMOUNT OF COMMITMENTS
                                    TO PURCHASE      TO SELL         FAIR VALUE
Currencies
- Exchange Traded Contracts          $  1,852,635   $ 13,543,743   $    130,111
- OTC Contracts                        11,577,189     22,737,095        (43,636)
Energy                                          -      2,330,053         81,274
Interest Rates U.S.                    16,567,737              -         99,253
Interest Rates Non-U.S                 68,669,047     47,748,762        101,593
Grains                                          -      3,197,466         76,852
Livestock                                       -      1,949,300         55,800
Softs                                   1,709,720      1,695,191         11,764
Metals                                  3,314,600      9,844,978        485,359
Indices                                    49,175      1,053,308         81,242
                                     ------------   ------------   ------------
Totals                               $103,740,103   $104,099,896   $  1,079,612
                                     ============   ============   ============

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

Liquidity and Capital Resources

      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity no such losses occurred in the Partnership's second quarter of 1998.

      The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

      For the six months ended June 30, 1998, Partnership capital decreased 10.3% from $35,596,403 to $31,928,678. This decrease was attributable to the redemption of 1,879 Units totaling $2,220,299 coupled with net loss from operations of $1,447,426 for the six months ended June 30, 1998. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Operational Risk

       The General Partner administers the business of the Partnership through various systems and processes maintained by SSBH. SSBH has analyzed the impact of the year 2000 on its systems and processes and modifications for compliance are proceeding according to plan. All modifications necessary for year 2000 compliance are expected to be completed by the first quarter of 1999. In July 1998, SB participated in successful industry-wide testing coordinated by the Securities Industry Association and plans to participate in such tests in the future. The purpose of industry-wide testing is to confirm that exchanges, clearing organizations, and other securities industry participants are prepared for the year 2000. The failure of vendors, clients, or regulators to resolve their own Year 2000 compliance issues in a timely manner could result in material financial risk to the Partnership.

Results of Operations

      During the Partnership's second quarter of 1998, the net asset value per Unit decreased 2.3% from $1,196.46 to $1,168.61, as compared to an decrease of 2.3% in the second quarter of 1997. The Partnership experienced a net trading loss before commissions and expenses in the second quarter of 1998 of $958,786. Losses were recognized in the trading of commodity futures in currencies, U.S. and non U.S. interest rates, metals, indices and energy products and were partially offset by gains recognized in grains, livestock and softs. The Partnership experienced a net trading loss before commissions and expenses in the second quarter of 1997 of $1,461,477. Losses were recognized in the trading of commodity futures in currencies, livestock, U.S. and non U.S. interest rates and energy products and were partially offset by gains recognized in grains, softs, metals and indices.

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

      Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30 day Treasury bill rate. Also included in interest income is the amortization of original issue discount on the Zero Coupons based on the interest method. Interest income for the three and six months ended June 30, 1998 decreased by $65,330 and $110,450, respectively, as compared to the corresponding periods in 1997. The decrease in interest income is primarily due to the effect of redemptions on the Partnership's Zero Coupons and equity maintained in cash.

      Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and clearing fees for the three and six months ended June 30, 1998 decreased by $42,526 and $77,924, respectively, as compared to the corresponding periods in 1997.

      All trading decisions for the Partnership are currently being made by the Advisors. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 1998 decreased by $16,779 and $32,272 respectively, as compared to the corresponding periods in 1997.

      Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 1998 resulted in 0 incentive fees. Trading performance for the three and six months ended June 30, 1997 resulted in incentive fees of $0 and $121,506, respectively.

Item. 3     Quantitative and Qualitative Disclosures of Market Risk

      The  fund  is  subject  to  SEC  Financial   Reporting   Release  No.  48,
Quantitative and Qualitative Disclosures of Market Risk and will comply with the disclosure and reporting requirements in its form 10K as of December 31, 1998.

                          PART II OTHER INFORMATION

Item 1.      Legal Proceedings

        Between May 1994 and the present, Salomon Brothers Inc. ("SBI"), SB and The Robinson Humphrey Company, Inc. ("R- H"), all currently subsidiaries of Salomon Smith Barney Holdings Inc. ("SSBHI"), along with a number of other broker-dealers, were named as defendants in approximately 25 federal court lawsuits and two state court lawsuits, principally alleging that companies that make markets in securities traded on NASDAQ violated the federal antitrust laws by conspiring to maintain a minimum spread of $.25 between the bid and asked price for certain securities. The federal lawsuits and one state court case were consolidated for pre-trial purposes in the Southern District of New York in the fall of 1994 under the caption In re NASDAQ Market- Makers Antitrust Litigation, United States District Court, Southern District of New York No. 94-CIV-3996 (RWS); M.D.L. No. 1023. The other state court suit, Lawrence
        A. Abel v. Merrill Lynch & Co., Inc. et al.; Superior Court of San Diego, Case No. 677313, has been dismissed without prejudice in conjunction with a tolling agreement.

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

        On July 17, 1996, the Antitrust Division of the Department of Justice filed a complaint against a number of firms that act as market makers in NASDAQ stocks. The complaint basically alleged that a common understanding arose among NASDAQ market makers which worked to keep quote spreads in NASDAQ stocks artificially wide. Contemporaneous with the filing of the complaint, SBI, SB and other defendants entered into a stipulated settlement agreement, pursuant to which the defendants would agree not to engage in certain practices relating to the quoting of NASDAQ securities and would further agree to implement a program to ensure compliance with federal antitrust laws and with the terms of the settlement. In entering into the stipulated settlement, SBI and SB did not admit any liability. There are no fines, penalties, or other payments of monies in connection with the settlement. In April 1997, the U.S. District Court for the Southern District of New York approved the settlement. In May 1997, plaintiffs in the related civil action (who were permitted to intervene for limited purposes) appealed the district court's approval of the settlement. The appeal was argued in March 1998 and was affirmed in August 1998.

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

        In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including SB, in the U.S. Bankruptcy Court for the Central District of California. Plaintiff alleged, among other things, that the defendants recommended and sold to plaintiff unsuitable securities. The case (County of Orange et al. v. Bear Stearns & Co. Inc. et al.) had been subject to a stay by agreement of the parties which will expire on August 21, 1998.

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


Date:      8/14/98

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     Smith Barney Futures Management Inc.
        (General Partner)



By:     /s/ David J. Vogel, President
        David J. Vogel, President


Date:      8/14/98



By      /s/ Daniel A. Dantuono
        Daniel A. Dantuono
        Chief Financial Officer and
        Director

Date:      8/14/98