Form 10-Q
period 1998-09-30
SMITH BARNEY PRINCIPAL PLUS FUTURES FUND LP
filed 1998-11-13
CIK 944697

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 1998

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

          Statement of Financial Condition at
          September 30, 1998 and December 31,
          1997.                                                          3

          Statement  of Income  and  Expenses  and  Partners'
          Capital  for  the  three  and  nine  months   ended
          September 30, 1998
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

                                     PART I

                          Item 1. Financial Statements


                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION



                                                    SEPTEMBER 30,  DECEMBER 31,
                                                         1998          1997
                                                    -------------  -------------
                                                     (Unaudited)

ASSETS:

Equity in commodity futures trading account:
  Cash and cash equivalents                           $11,811,946   $13,346,392
  Net unrealized appreciation
   on open future contracts                             3,608,461     1,079,612
  Zero Coupons, $26,202,000  and $29,201,000
   principal amount in 1998 and 1997, respectively,
   due February 15, 2003 at market value
   (amortized cost $20,369,529 and $21,727,880
   in 1998 and 1997, respectively)                     21,698,662    21,834,171


                                                      -----------   -----------

                                                       37,119,069    36,260,175

Receivable from SSB on sale of Zero Coupons               925,915       575,066
Interest receivable                                        39,787        48,485

                                                      -----------   -----------

                                                      $38,084,771   $36,883,726

                                                      ===========   ===========



LIABILITIES AND PARTNERS' CAPITAL:


Liabilities:

 Accrued expenses:
  Commissions                                         $   116,665   $   114,693
  Management fees                                          50,826        50,926
  Incentive fees                                          373,343       154,823
  Other                                                    33,488        27,024
 Redemption payable                                     1,537,648       939,857

                                                      -----------   -----------
                                                        2,111,970     1,287,323

                                                      -----------   -----------
Partners' Capital:
General Partner, 376 Unit
  equivalents outstanding  in 1998 and 1997               516,210       458,348
Limited Partners, 25,826 and 28,825
  Units of Limited Partnership Interest
  outstanding in 1998 and 1997 , respectively          35,456,591    35,138,055

                                                      -----------   -----------

                                                       35,972,801    35,596,403

                                                      -----------   -----------

                                                      $38,084,771   $36,883,726

                                                      ===========   ===========

See Notes to Financial Statements.

                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                        THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                           SEPTEMBER 30,                          SEPTEMBER 30,
                                                         -------------   -------------   ------------     ------------
                                                                  1998           1997            1998             1997

                                                         -------------   -------------   ------------     -------------

Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains on closed positions                      $  1,094,449    $  1,492,612    $    834,371    $  1,448,523
  Change in unrealized gains/losses on open positions        3,873,507         537,049       2,528,849         703,970

                                                          ------------    ------------    ------------    ------------

                                                             4,967,956       2,029,661       3,363,220       2,152,493
Less, brokerage commissions and clearing fees
  ($11,194, $8,916, $33,013 and  $27,968, respectively)       (356,125)       (365,841)     (1,015,474)     (1,103,114)

                                                          ------------    ------------    ------------    ------------

  Net realized and unrealized gains                          4,611,831       1,663,820       2,347,746       1,049,379
  Gain (loss) on sale of Zero Coupons                           55,222         (13,124)         68,178         (95,065)
  Unrealized appreciation  on Zero Coupons                     998,816         485,234       1,222,842         375,561
  Interest income                                              427,561         473,648       1,309,212       1,465,749

                                                          ------------    ------------    ------------    ------------

                                                             6,093,430       2,609,578       4,947,978       2,795,624

                                                          ------------    ------------    ------------    ------------


Expenses:
  Management fees                                              137,508         148,820         396,660         440,244
  Incentive fees                                               359,439          87,296         373,343         208,802
  Other                                                         14,712           8,729          43,630         113,169

                                                          ------------    ------------    ------------    ------------

                                                               511,659         244,845         813,633         762,215

                                                          ------------    ------------    ------------    ------------

  Net income                                                 5,581,771       2,364,733       4,134,345       2,033,409
  Redemptions                                               (1,537,648)     (1,931,564)     (3,757,947)     (5,264,332)

                                                          ------------    ------------    ------------    ------------

  Net increase (decrease) in Partners' capital               4,044,123         433,169         376,398      (3,230,923)

Partners' capital, beginning of period                      31,928,678      34,589,612      35,596,403      38,253,704

                                                          ------------    ------------    ------------    ------------

Partners' capital, end of period                          $ 35,972,801    $ 35,022,781    $ 35,972,801    $ 35,022,781
                                                          ------------    ------------    ------------    ------------

Net asset value per Unit
  (26,202 and 29,972 Units outstanding
  at September 30, 1998 and 1997, respectively)           $   1,372.90    $   1,168.52    $   1,372.90    $   1,168.52
                                                          ------------    ------------    ------------    ------------


Net gain per Unit of Limited Partnership
  Interest and General Partner Unit equivalent            $     204.29    $      74.78    $     153.89    $      64.84
                                                          ------------    ------------    ------------    ------------

See Notes to Finanacial Statements

                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)

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

     Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. On September 1, 1998, the Partnership's commodity broker, Smith Barney Inc., merged with Salomon Brothers Inc and changed its name to Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBH"), which is the sole owner of SSB. SSBH is a wholly owned subsidiary of Travelers Group Inc. All trading decisions are made for the Partnership by John W. Henry & Company, Inc., Abraham Trading Co. and Rabar Market Research Inc. (collectively, the "Advisors"). (see Note 5)

         The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 1998 and the results of its operations for the three and nine months ended September 30, 1998 and 1997. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with Securities and Exchange Commission for the year ended December 31, 1997.

         Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

2.        Net Asset Value Per Unit:

          Changes in net asset value per Unit for the three and nine months ended September 30, 1998 and 1997 were as follows:

                                  THREE-MONTHS ENDED        NINE-MONTHS ENDED
                                    SEPTEMBER 30,              SEPTEMBER 30,
                                   1998         1997          1998         1997

Net realized and unrealized
 gains                          $ 168.79      $ 52.61     $  89.91      $ 34.09
Realized and unrealized
 gains on Zero
 Coupons                           38.58        14.93        46.89         9.62
Interest income                    15.64        14.98        46.29        43.81
Expenses                          (18.72)       (7.74)      (29.20)      (22.68)
                                ---------    ---------    ---------    ---------

Increase for period               204.29        74.78       153.89        64.84

Net Asset Value per Unit,
 beginning of period            1,168.61     1,093.74     1,219.01     1,103.68
                               ---------    ---------    ---------    ---------

Net Asset Value per Unit,
 end of period                 $1,372.90    $1,168.52    $1,372.90    $1,168.52
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

         The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses.

         All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at September 30, 1998 and December 31, 1997 was $3,608,461 and $1,079,612, respectively, and the average fair value during the nine and twelve months then ended, based on monthly calculation, was $1,004,458 and $1,182,103, respectively.

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

         Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SSB.

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

         The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At September 30, 1998, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $277,272,383 and $19,018,179, respectively, as detailed below. All of these instruments mature within one year of September 30, 1998. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At September 30, 1998, the fair value of the Partnership's derivatives, including options thereon, was $3,608,461, as detailed below.

                                   SEPTEMBER 30, 1998
                                 NOTIONAL OR CONTRACTUAL
                                 AMOUNT OF COMMITMENTS
                               TO PURCHASE      TO SELL     FAIR VALUE
Currencies
- Exchange Traded Contracts   $  8,989,625   $ 2,187,436   $    59,259
- OTC Contracts                 21,969,788     5,276,977       496,055
Energy                             834,676             -        11,582
Grains                              48,338     1,812,452        16,691
Interest Rates U.S.             56,289,500             -       947,633
Interest Rates Non-U.S         186,621,360     1,090,968     1,939,849
Livestock                                -       570,360           190
Metals                           2,421,473     2,471,767      (111,089)
Softs                                    -     2,292,198        71,217
Indices                             97,623     3,316,021       177,074
                              ------------   -----------   -----------

Totals                        $277,272,383   $19,018,179   $ 3,608,461
                              ============   ===========   ===========


         At December 31, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $103,740,103 and $104,099,896, respectively, and, the fair value of the Partnership's derivatives, including options thereon, was $1,079,612, as detailed below.

                                    DECEMBER 31,1997
                                NOTIONAL OR CONTRACTUAL
                                 AMOUNT OF COMMITMENTS
                               TO PURCHASE       TO SELL     FAIR VALUE
Currencies
- Exchange Traded Contracts   $  1,852,635   $ 13,543,743   $   130,111
- OTC Contracts                 11,577,189     22,737,095       (43,636)
Energy                                   -      2,330,053        81,274
Interest Rates U.S.             16,567,737              -        99,253
Interest Rates Non-U.S          68,669,047     47,748,762       101,593
Grains                                   -      3,197,466        76,852
Livestock                                -      1,949,300        55,800
Softs                            1,709,720      1,695,191        11,764
Metals                           3,314,600      9,844,978       485,359
Indices                             49,175      1,053,308        81,242
                              ------------   ------------   -----------

Totals                        $103,740,103   $104,099,896   $ 1,079,612
                              ============   ============   ===========

   5.    Subsequent Event:

         On   October  8,  1998, Travelers Group Inc. merged with Citicorp Inc.
and changed its name to Citigroup Inc.

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Liquidity and Capital Resources

         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's third quarter of 1998.

         The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

         For the nine months ended September 30, 1998, Partnership capital increased 1.1% from $35,596,403 to $35,972,801. This increase was attributable to net income from operations of $4,134,345 which was partially offset by the redemption of 2,999 Units totaling $3,757,947 for the nine months ended September 30, 1998. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Operational Risk

          The General Partner administers the business of the Partnership through various systems and processes maintained by SSBH. SSBH has analyzed the impact of the year 2000 on its systems and processes and modifications for compliance are proceeding according to plan. All modifications necessary for year 2000 compliance are expected to be completed by the first quarter of 1999. In July 1998, SSB participated in successful industry-wide testing coordinated by the Securities Industry Association and plans to participate in such tests in the future. The purpose of industry-wide testing is to confirm that exchanges, clearing organizations, and other securities industry participants are prepared for the year 2000.

         The most likely and most significant risk to the Partnership associated with the lack of year 2000 readiness is the failure of outside organizations, including the commodities exchanges, clearing organizations or regulators with which the Partnership interacts to resolve their year 2000 issues in a timely manner. This risk could involve the inability to determine the value of the Partnership at some point in time and would make effecting purchases or redemptions of Units in the Partnership infeasible until such valuation was determinable.

         In addition, the General Partner is addressing the technological implications that will result from regulatory and market changes due to Europe's Economic and Monetary Union ("EMU").

         Risks to the Partnership exist in the lack of experience with this new currency and the potential impact it can have on the Advisors' trading programs. Risks also exist in the failure of external information technology and accounting systems to adequately prepare for the conversion. This issue is particularly acute in the area of the exchanges, clearing houses and over-the-counter foreign exchange markets where the futures interests are traded. If the necessary changes are not properly implemented, the Partnership could suffer failed trade settlements, inability to reconcile trading positions and funding disruptions. Such events could result in erroneous entries in the Partnership's accounts, mispriced transactions, and a delay or inability to provide timely pricing of Units for the purpose of effecting purchases and redemptions.

         SSB has evaluated its internal systems and made the necessary changes to accommodate EMU transactions on behalf of the Partnership. The General Partner will continue to monitor and communicate with the Advisors and related third-party entities to assure preparation for the EMU conversion and advanced notification of impending issues or problems.


Results of Operations

         During the Partnership's third quarter of 1998, the net asset value per Unit increased 17.5% from $1,168.61 to $1,372.90, as compared to an increase of 6.8% in the third quarter of 1997. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 1998 of $4,967,956. Gains were recognized in the trading of commodity futures in currencies, U.S. and non-U.S. interest rates, grains, indices and livestock and were partially offset by losses recognized in metals, softs and energy products. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 1997 of $2,029,661. Gains were recognized in the trading of commodity futures in currencies, metals, indices, U.S. and non-U.S. interest rates and energy products and were partially offset by losses recognized in grains, softs and livestock.

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

         Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30 day Treasury bill rate. Also included in interest income is the amortization of original issue discount on the Zero Coupons based on the interest method. Interest income for the three and nine months ended September 30, 1998 decreased by $46,087 and $156,537, respectively, as compared to the corresponding periods in 1997. The decrease in interest income is primarily due to the effect of redemptions on the Partnership's Zero Coupons and equity maintained in cash.

         Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and nine months ended September 30, 1998 decreased by $9,716 and $87,640, respectively, as compared to the corresponding periods in 1997.

         All trading decisions for the Partnership are currently being made by the Advisors. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 1998 decreased by $11,312 and $43,584, respectively, as compared to the corresponding periods in 1997.

         Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 1998 resulted in incentive fees of $359,439 and $373,343, respectively. Trading performance for the three and nine months ended September 30, 1997 resulted in incentive fees of $87,296 and $208,802, respectively.

Item. 3          Quantitative and Qualitative Disclosures of Market Risk

        The Partnership is subject to SEC Financial Reporting Release No. 48, regarding quantitative and qualitative disclosures of market risk and will comply with the disclosure and reporting requirements in its Form 10-K as of December 31, 1998.

                                PART II OTHER INFORMATION

Item 1.            Legal Proceedings

                    Between May 1994 and the present, Salomon Brothers Inc. ("SBI"), Smith Barney Inc. ("SB") and The Robinson Humphrey Company, Inc. ("R-H"), all currently subsidiaries of Salomon Smith Barney Holdings Inc. ("SSBH"), along with a number of other broker-dealers, were named as defendants in approximately 25 federal court lawsuits and two state court lawsuits, principally alleging that companies that make markets in securities traded on NASDAQ violated the federal antitrust laws by conspiring to maintain a minimum spread of $.25 between the bid and asked price for certain securities. The federal lawsuits and one state court case were consolidated for pre-trial purposes in the Southern District of New York in the fall of 1994 under the caption In re
                    NASDAQ Market-Makers Antitrust Litigation, United States District Court, Southern District of New York No. 94-CIV-3996 (RWS); M.D.L. No. 1023. The other state court suit, Lawrence A. Abel v. Merrill Lynch & Co., Inc. et al.; Superior Court of San Diego, Case No. 677313, has been dismissed without prejudice in conjunction with a tolling agreement.

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


Date:         11/12/98

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:        Smith Barney Futures Management Inc.
           (General Partner)



By:        /s/ David J. Vogel, President
           David J. Vogel, President


Date:         11/12/98



By         /s/ Daniel A. Dantuono
           Daniel A. Dantuono
           Chief Financial Officer and
           Director

Date:         11/12/98