Form 10-Q
period 1999-03-31
SMITH BARNEY PRINCIPAL PLUS FUTURES FUND LP
filed 1999-05-14
CIK 944697

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 1999

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


PART I - Financial Information:                                          Page
                                                                        Number
         Item 1.   Financial Statements:

                   Statement of Financial Condition
                   at March 31, 1999 (unaudited) and
                   December 31, 1998.                                      3

                   Statement  of Income  and  Expenses
                   and  Partners' Capital for the three
                   months  ended March 31, 1999 and 1998
                   (unaudited).                                            4

                   Notes to Financial Statements
                   (unaudited).                                          5 - 9

        Item 2.    Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations.                                          10 - 13

        Item 3.    Quantitative and Qualitative
                   Disclosures of Market Risk                           14 - 15

PART II - Other Information                                                16

                          Item 1. Financial Statements


                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION



                                                          MARCH 31, DECEMBER 31,
                                                              1999          1998
                                                     -------------- ------------
                                                        (Unaudited)
ASSETS:

Equity in commodity futures trading account:
  Cash and cash equivalents                            $11,080,680   $12,186,981
  Net unrealized appreciation
   on open future contracts                                285,164     1,350,548
  Zero Coupons, $25,033,000  and $25,801,000
   principal amount in 1999 and 1998, respectively,
   due February 15, 2003 at fair value
   (amortized cost $20,037,524 and $20,356,124
   in 1999 and 1998, respectively)                      20,470,235    21,303,885


                                                       -----------   -----------

                                                        31,836,079    34,841,414

Receivable from SSB on sale of Zero Coupons                627,779       330,440
Interest receivable                                         35,199        36,686

                                                       -----------   -----------

                                                       $32,499,057   $35,208,540

                                                       ===========   ===========



LIABILITIES AND PARTNERS' CAPITAL:


Liabilities:

 Accrued expenses:
  Commissions                                          $    92,429   $   109,341
  Management fees                                           37,943        47,621
  Incentive fees                                                 -       203,874
  Other                                                     43,149        40,606
 Redemption payable                                        962,212       532,692

                                                       -----------   -----------
                                                         1,135,733       934,134

                                                       -----------   -----------
Partners' Capital:
General Partner, 376 Unit
  equivalents outstanding  in 1999 and 1998                471,083       499,482
Limited Partners, 24,657 and 25,425
  Units of Limited Partnership Interest
  outstanding in 1999 and 1998 , respectively           30,892,241    33,774,924

                                                       -----------   -----------

                                                        31,363,324    34,274,406

                                                       -----------   -----------

                                                       $32,499,057   $35,208,540

                                                       ===========   ===========

See Notes to Financial Statements.
                                       3

                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                    -------------   ------------
                                                             1999           1998

                                                    --------------  ------------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions         $   (333,670) $   106,858
  Change in unrealized gains/losses on open
   positions                                            (1,065,384)    (752,808)

                                                      ------------  ------------

                                                        (1,399,054)    (645,950)
Less, brokerage commissions including
  clearing fees of $10,005 and
  $12,245, respectively                                   (311,984)    (345,837)

                                                      ------------  ------------

  Net realized and unrealized losses                    (1,711,038)    (991,787)
  Gain on sale of Zero Coupons                              13,037        3,485
  Unrealized appreciation (depreciation)
  on Zero Coupons                                         (515,050)      56,989
  Interest income                                          398,348      454,004

                                                      ------------   -----------

                                                        (1,814,703)    (477,309)

                                                      ------------   -----------


Expenses:
  Management fees                                          117,750      136,465
  Incentive fees                                                 -       30,505
  Other                                                     16,417       14,176

                                                      ------------   -----------

                                                           134,167      181,146

                                                      ------------   -----------

  Net loss                                              (1,948,870)    (658,455)
  Redemptions                                             (962,212)  (1,051,689)

                                                      ------------   -----------

  Net decrease in Partners' capital                     (2,911,082)  (1,710,144)

Partners' capital, beginning of period                  34,274,406   35,596,403

                                                      ------------   -----------

Partners' capital, end of period                      $ 31,363,324  $33,886,259
                                                      ============  ============

Net asset value per Unit
  (25,033 and 28,322 Units outstanding
  at March 31, 1999 and 1998,
  respectively)                                      $   1,252.88  $   1,196.46
                                                      ============  ============


Net loss per Unit of Limited
  Partnership Interest and General
  Partner Unit equivalent                              $  (75.53)     $ (22.55)
                                                      ============  ============

See Notes to Financial Statements
                                       4

                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999
                                 (Unaudited)

1. General:

         Smith Barney Principal Plus Futures Fund L.P. (the "Partnership") is a limited partnership which was initially organized on January 25, 1993 under the partnership laws of the State of New York and was capitalized on April 12, 1995. No activity occurred between January 25, 1993 and April 12, 1995. The Partnership engages in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership maintains a portion of its assets in interest payments stripped from U.S. Treasury Bonds under the Treasury=s STRIPS program which payments are due approximately seven years from the date trading commenced ("Zero Coupons").

     Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc.("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBH"), which is the sole owner of SSB. SSBH is a wholly owned subsidiary of Citigroup Inc. All trading decisions are made for the Partnership by John W. Henry & Company, Inc., Fort Orange Capital Management, Abraham Trading Co. and Rabar Market Research Inc. (collectively, the "Advisors").

         The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 1999 and the results of its operations for the three months ended March 31, 1999, and 1998. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership=s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

         Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

2. Net Asset Value Per Unit:

          Changes in net asset value per Unit for the three months ended March 31, 1999 and 1998 were as follows:

                                        THREE-MONTHS ENDED
                                            MARCH 31,
                                          1999        1998

Net realized and unrealized
 losses                          $     (66.32)$     (33.96)
Realized and unrealized
 gains(losses) on Zero Coupons         (19.45)        2.07
Interest income                         15.45        15.54
Expenses                                (5.21)       (6.20)
                                    ---------    ---------

Decrease for period                    (75.53)      (22.55)

Net Asset Value per Unit,
 beginning of period                 1,328.41     1,219.01
                                    ---------    ---------

Net Asset Value per Unit,
 end of period                   $   1,252.88 $   1,196.46
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

         All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, if applicable, at March 31, 1999 and December 31, 1998 was $285,164 and $1,350,548, respectively, and the average fair value during the three and twelve months then ended, based on monthly calculation, was $460,133 and $1,147,510, respectively.
                                     6

4.       Financial Instrument Risk:

         The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

         At March 31, 1999, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $90,097,230 and $85,808,742, respectively, as detailed below. All of these instruments mature within one year of March 31, 1999. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At March 31, 1999, the fair value of the Partnership's derivatives, including options thereon, if applicable, was $285,164, as detailed below.

                                 MARCH 31, 1999
                             NOTIONAL OR CONTRACTUAL
                              AMOUNT OF COMMITMENTS
                              TO PURCHASE       TO SELL     FAIR VALUE
Currencies
- Exchange Traded Contracts   $ 4,932,845   $ 4,321,132   $    94,634
- OTC Contracts                 3,000,010    15,509,466        59,088
Energy                          1,820,883             -       105,043
Grains                            173,425       506,063       (14,503)
Interest Rates U.S.             6,243,225    21,386,305        95,212
Interest Rates Non-U.S         60,257,399    33,195,547       (64,837)
Livestock                               -       108,763           650
Metals                          6,594,424     9,413,727      (130,476)
Softs                             125,100       775,920       (22,956)
Indices                         6,844,639       591,819       160,589
Lumber                            105,280             -         2,720
                              -----------   -----------   -----------

Totals                        $90,097,230   $85,808,742   $   285,164
                              ===========   ===========   ===========

         At December 31, 1998, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $101,948,437 and $95,047,009, respectively, and, the fair value of the Partnership's derivatives, including options thereon, if applicable, was $1,350,548, as detailed below.

                                DECEMBER 31,1998
                             NOTIONAL OR CONTRACTUAL
                              AMOUNT OF COMMITMENTS
                               TO PURCHASE        TO SELL     FAIR VALUE
  Currencies
- Exchange Traded Contracts   $  3,636,075   $  1,874,375   $     54,358
- OTC Contracts                  5,170,563      1,578,002         53,374
Energy                                   -      1,298,588        (47,454)
Grains                             191,782      2,987,925         58,398
Interest Rates U.S.              9,430,094     12,005,819        (82,237)
Interest Rates Non-U.S          80,293,487     66,487,227      1,290,455
Livestock                                -        865,450         25,120
Softs                              297,225      1,540,440         93,013
Metals                           2,636,819      6,289,250        (97,212)
Indices                            292,392        119,933          2,733
                              ------------   ------------   ------------

Totals                        $101,948,437   $ 95,047,009   $  1,350,548
                              ============   ============   ============

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's first quarter of 1999.

The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

For the three months ended March 31, 1999, Partnership capital decreased 8.5% from $34,274,406 to $31,363,324. This decrease was attributable to net loss from operations of $1,948,870 coupled with the redemption of 768 Units totaling $962,212 for the three months ended March 31, 1999. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

          During the Partnership's first quarter of 1999, the net asset value per Unit decreased 5.7% from $1,328.41 to $1,252.88, as compared to a decrease of 1.8% in the first quarter of 1998. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 1999 of $1,399,054. Losses were primarily attributable to the trading of commodity futures in non-U.S. interest rates, metals, indices, livestock and softs and were partially offset by gains in currencies, energy, grains and U.S. interest rates. The Partnership experienced a net trading loss before commissions and related fees in the first quarter of 1998 of $645,950. Losses were primarily attributable to the trading of commodity futures in currencies, U.S. interest rates, grains, indices and metals and were partially offset by gains in non-U.S. interest rates, softs, livestock and energy.

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

          Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30 day Treasury bill rate. Also included in interest income is the amortization of original issue discount on the Zero Coupons based on the interest method. Interest income for the three months ended March 31, 1999 decreased by $55,656 as compared to the corresponding period in 1998. The decrease in interest income is primarily due to the effect of redemptions on the Partnership's Zero Coupons and equity maintained in cash.

          Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended March 31, 1999 decreased by $33,853 as compared to the corresponding period in 1998.

          All trading decisions for the Partnership are currently being made by the Advisors. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 1999 decreased by $18,715 as compared to the corresponding period in 1998.

          Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 1999 and 1998 resulted in incentive fees of $0 and $30,505, respectively.

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

         The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 1999. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 1999, the Partnership's total capitalization was $31,363,324. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1998.

                                 March 31, 1999

                                              % of Total
Market Sector                  Value at Risk  Capitalization

Currencies
 - OTC Contracts              $  316,476      1.01%
 - Exchange Traded Contacts      214,053      0.68%
Energy                           141,100      0.45%
Grains                            21,110      0.07%
Interest rates U.S.              190,515      0.61%
Interest rates Non-U.S           448,218      1.43%
Livestock                          2,250      0.01%
Metals                           330,850      1.04%
Softs                             49,250      0.16%
Indices                          609,219      1.94%
Lumber                             3,200      0.02%
                              ----------       ----

Total                         $2,326,241      7.42%
                              ==========       ====

           PART II OTHER INFORMATION

Item 1.   Legal Proceedings

     For information concerning a purported class action against numerous broker-dealers including Salomon Smith Barney, see the description that appears in the sixth paragraph under the caption Item 3. "Legal Proceedings" of the Form 10-K for the year ending December 31, 1998. SSBH has filed a motion to dismiss the amended complaint.

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


Date:        5/14/98

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  Smith Barney Futures Management Inc.
           (General Partner)



By:  /s/ David J. Vogel, President
           David J. Vogel, President


Date:        5/14/98



By        /s/ Daniel A. Dantuono
           Daniel A. Dantuono
           Chief Financial Officer and
           Director

Date:        5/14/98
                                   17