Form 10-Q
period 1999-06-30
SMITH BARNEY PRINCIPAL PLUS FUTURES FUND LP
filed 1999-08-13
CIK 944697

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 1999

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

          Statement of Financial Condition
          at June 30, 1999 (unaudited) and
          December 31, 1998.                                     3

          Statement of Income and Expenses
          and Partners' Capital for the three
          and six months ended June 30, 1999
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

                                     PART I

                          Item 1. Financial Statements


                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION



                                                       JUNE 30,    DECEMBER 31,
                                                        1999          1998
                                                      -----------  ------------
                                                     (Unaudited)
ASSETS:
Equity in commodity futures trading account:
  Cash                                                $10,930,859    $12,186,981
  Net unrealized appreciation
   on open futures contracts                              883,729     1,350,548
  Zero Coupons, $24,489,000  and $25,801,000
   principal amount in 1999 and 1998, respectively,
   due February 15, 2003 at market value
   (amortized cost $19,890,446 and $20,356,124
   in 1999 and 1998, respectively)                     19,898,537    21,303,885
  Commodity options owned at market
   value ($18,641)                                         11,708          --
                                                      -----------   -----------

                                                       31,724,833    34,841,414

Receivable from SSB on sale of Zero Coupons               441,717       330,440
Interest receivable                                        31,901        36,686

                                                      -----------   -----------

                                                      $32,198,451   $35,208,540

                                                      ===========   ===========



LIABILITIES AND PARTNERS' CAPITAL:


Liabilities:

 Accrued expenses:
  Commissions                                         $    92,078   $   109,341
  Management fees                                          38,785        47,621
  Incentive fees                                             --         203,874
  Other                                                    38,107        40,606
 Redemption payable                                       696,043       532,692

                                                      -----------   -----------
                                                          865,013       934,134

                                                      -----------   -----------
Partners' Capital:
General Partner, 376 Unit
  equivalents outstanding  in 1999 and 1998               481,088       499,482
Limited Partners, 24,113 and 25,425
  Units of Limited Partnership Interest
  outstanding in 1999 and 1998 , respectively          30,852,350    33,774,924

                                                      -----------   -----------

                                                       31,333,438    34,274,406

                                                      -----------   -----------

                                                      $32,198,451   $35,208,540

                                                      ===========   ===========

See Notes to Financial Statements.
                                                  3

                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                 JUNE 30,                         JUNE 30,
                                                         ------------------------------    --------------------------
                                                              1999              1998           1999          1998

                                                         ------------------------------    --------------------------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions             $    544,860    $   (366,936)   $    211,190    $   (260,078)
  Change in unrealized gains/losses on open
   positions                                                   591,632        (591,850)       (473,752)     (1,344,658)

                                                          ------------    ------------    ------------    ------------

                                                             1,136,492        (958,786)       (262,562)     (1,604,736)
Less, brokerage commissions including clearing fees
  of $8,555, $9,575, $18,560 and  $21,820, respectively       (307,808)       (313,512)       (619,792)       (659,349)

                                                          ------------    ------------    ------------    ------------

  Net realized and unrealized gains (losses)                   828,684      (1,272,298)       (882,354)     (2,264,085)
  Gain (loss) on sale of Zero Coupons                             (129)          9,471          12,908          12,956
  Unrealized appreciation (depreciation)
  on Zero Coupons                                             (424,620)        167,037        (939,670)        224,026
  Interest income                                              393,250         427,647         791,598         881,651

                                                          ------------    ------------    ------------    ------------

                                                               797,185        (668,143)     (1,017,518)     (1,145,452)

                                                          ------------    ------------    ------------    ------------


Expenses:
  Management fees                                              115,073         122,687         232,823         259,152
  Other                                                         15,955          14,742          32,372          28,918
  Incentive fees                                                  --           (16,601)           --            13,904

                                                          ------------    ------------    ------------    ------------

                                                               131,028         120,828         265,195         301,974

                                                          ------------    ------------    ------------    ------------

  Net income (loss)                                            666,157        (788,971)     (1,282,713)     (1,447,426)
  Redemptions                                                 (696,043)     (1,168,610)     (1,658,255)     (2,220,299)

                                                          ------------    ------------    ------------    ------------

  Net decrease in Partners' capital                            (29,886)     (1,957,581)     (2,940,968)     (3,667,725)

Partners' capital, beginning of period                      31,363,324      33,886,259      34,274,406      35,596,403

                                                          ------------    ------------    ------------    ------------

Partners' capital, end of period                          $ 31,333,438    $ 31,928,678    $ 31,333,438    $ 31,928,678
                                                          ============    ============    ============    ============

Net asset value per Unit
  (24,489 and 27,322 Units outstanding
  at June 30, 1999 and 1998, respectively)                $   1,279.49    $   1,168.61    $   1,279.49    $   1,168.61
                                                          ============    ============    ============    ============


Net gain (loss)  per Unit of Limited Partnership
  Interest and General Partner Unit equivalent            $      26.61    $     (27.85)   $     (48.92)   $     (50.40)
                                                          ============    ============    ============    ============


See Notes to Finanacial Statements
                                                       4

                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)

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

     Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBH"), which is the sole owner of SSB. SSBH is a wholly owned subsidiary of Citigroup Inc. All trading decisions are made for the Partnership by John W. Henry & Company, Inc., Fort Orange Capital Management Inc. and Rabar Market Research Inc. (collectively, the "Advisors").

         The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 1999 and the results of its operations for the three and six months ended June 30, 1999 and 1998. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

         Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

2.       Net Asset Value Per Unit:

               Changes in net asset value per Unit for the three and six months ended June 30, 1999 and 1998 were as follows:

                                 THREE-MONTHS ENDED         SIX-MONTHS ENDED
                                    JUNE  30,                   JUNE 30,
                                 1999        1998            1999        1998
                               ----------------------      --------------------

Net realized and unrealized
 gains (losses)             $      33.10 $     (44.92)$     (33.22)$     (78.88)
Realized and unrealized
 gains (losses) on Zero
 Coupons                          (16.96)        6.24       (36.41)        8.31
Interest income                    15.72        15.11        31.17        30.65
Expenses                           (5.25)       (4.28)      (10.46)      (10.48)
                                 ---------    ---------    ---------   ---------

Increase (decrease) for
 period                            26.61       (27.85)      (48.92)      (50.40)

Net Asset Value per Unit,
  beginning of period           1,252.88     1,196.46     1,328.41     1,219.01
                                ---------    ---------    ---------    ---------

Net Asset Value per Unit,
  end of period             $   1,279.49 $   1,168.61 $   1,279.49 $   1,168.61
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

         All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 1999 and December 31, 1998 was $895,437 and $1,350,548, respectively, and the average fair value during the six and twelve months then ended, based on monthly calculation, was $658,965 and $1,147,510, respectively.

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

         The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statisticall analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

         The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments.

         At June 30, 1999, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $23,506,171 and $205,682,516, respectively, as detailed below. All of these instruments mature within one year of June 30, 1999. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At June 30, 1999, the fair value of the Partnership's derivatives, including options thereon, if applicable, was $895,437, as detailed below.

                                       JUNE 30, 1999
                                  NOTIONAL OR CONTRACTUAL
                                  AMOUNT OF COMMITMENTS
                                TO PURCHASE      TO SELL       FAIR VALUE
  Currencies
- Exchange Traded Contracts   $  5,356,559   $  8,245,196   $     37,523
- OTC Contracts                    246,445     15,310,575        165,521
Energy                           1,962,753           --           45,996
Grains                              54,700        739,249         15,268
Interest Rates U.S.                 10,641     40,972,623        103,644
Interest Rates Non-U.S             968,389    130,271,970        438,921
Livestock                          194,175        154,200         17,770
Metals                           3,526,780      8,365,505        (28,012)
Softs                              127,240        899,598         13,067
Indices                         11,003,161        723,600         76,491
Lumber                              55,328           --            9,248
                              ------------   ------------   ------------

Totals                        $ 23,506,171   $205,682,516   $    895,437
                              ============   ============   ============

         At December 31, 1998, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $101,948,437 and $95,047,009, respectively, and, the fair value of the Partnership's derivatives, including options thereon, if applicable, was $1,350,548, as detailed below.

                                     DECEMBER 31,1998
                                 NOTIONAL OR CONTRACTUAL
                                  AMOUNT OF COMMITMENTS
                                TO PURCHASE      TO SELL      FAIR VALUE
  Currencies
- Exchange Traded Contracts   $  3,636,075   $  1,874,375   $     54,358
- OTC Contracts                  5,170,563      1,578,002         53,374
Energy                                --        1,298,588        (47,454)
Grains                             191,782      2,987,925         58,398
Interest Rates U.S.              9,430,094     12,005,819        (82,237)
Interest Rates Non-U.S          80,293,487     66,487,227      1,290,455
Livestock                             --          865,450         25,120
Softs                              297,225      1,540,440         93,013
Metals                           2,636,819      6,289,250        (97,212)
Indices                            292,392        119,933          2,733
                              ------------   ------------   ------------

Totals                        $101,948,437   $ 95,047,009   $  1,350,548
                              ============   ============   ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's second quarter of 1999.

The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

For the six months ended June 30, 1999, Partnership capital decreased 8.6% from $34,274,406 to $31,333,438. This decrease was attributable to net loss from operations of $1,282,713 coupled with the redemption of 1,312 Units totaling $1,658,255 for the six months ended June 30, 1999. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

                  The General Partner, SSB, SSBH and their parent organization Citigroup Inc. have undertaken a comprehensive, firm-wide evaluation of both internal and external systems (systems related to third parties) to determine the specific modifications needed to prepare for the year 2000. The combined Year 2000 program in SSB is expected to cost approximately $140 million over the four years from 1996 through 1999, and has involved over 450 people. As of June 30, 1999, SSB has completed all compliance and certification work.

                  The systems and components supporting the General Partner's business that require remediation have been brought into Year 2000 compliance. Final testing and certification was completed as of June 30, 1999.

                  This expenditure and the General Partner's resources dedicated to the preparation for Year 2000 do not and will not have a material impact on the operation or results of the Partnership.

                  The General Partner has received statements from the Advisors that they have completed their Year 2000 remediation program.

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

                  SSB has successfully participated in industry-wide testing including: The Streetwide Beta Testing organized by the Securities Industry Association (SIA), a government securities clearing test with the Federal Reserve Bank of New York, The Depository Trust Company, and The Bank of New York, and Futures Industry Association participants test. The firm also participated in the streetwide testing that was conducted from March through May 1999.

                  It is possible that problems may occur that would require some time to repair. Moreover, it is possible that problems will occur outside SSBH for which SSBH could experience a secondary effect. Consequently, SSBH has prepared comprehensive, written contingency plans so that alternative procedures and a framework for critical decisions are defined before any potential crisis occurs.
                                        11

                  The goal of year 2000 contingency planning is a set of alternate procedures to be used in the event of a critical system failure by a supplier of counterparty. Planning work was completed in January 1999, and testing of alternative procedures will be completed in the third and fourth quarter of 1999.

Results of Operations

         During the Partnership's second quarter of 1999, the net asset value per unit increased 2.1% from $1,252.88 to $1,279.49 as compared to a decrease of 2.3% in the second quarter of 1998. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 1999 of $1,136,492. Gains were primarily attributable to the trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, indices and metals and were partially offset by losses recognized in trading of livestock and softs. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 1998 of $958,786. These losses were primarily attributable to the trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, indices and metals and were partially offset by gains in livestock and softs.

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

          Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate. Also included in interest income is the amortization of original issue discount on the Zero Coupons based on the interest method. Interest income for the three and six months ended June 30, 1999 decreased by $34,397 and $90,053, respectively, as compared to the corresponding periods in 1998. The decrease in interest income is primarily due to the effect of redemptions on the Partnership's Zero Coupons and equity maintained in cash.

          Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and six months ended June 30, 1999 decreased by $5,704 and $39,557, respectively, as compared to the corresponding periods in 1998.

          All trading decisions for the Partnership are currently being made by the Advisors. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 1999 decreased by $7,614 and $26,329, respectively, as compared to the corresponding periods in 1998.

          Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the six months ended June 30, 1998 resulted in incentive fees of $13,904. There were no incentive fees earned for the three months ended June 30, 1999 or 1998 and the six months ended June 30, 1999.

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

         The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 1999. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 1999, the Partnership's total capitalization was $31,333,438. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1998.

                                  June 30, 1999

                                              % of Total
Market Sector              Value at Risk   Capitalization
Currencies
 - OTC Contracts              $  302,973      0.97%
 - Exchange Traded Contacts      106,887      0.34%
Energy                           125,400      0.40%
Grains                            28,600      0.09%
Interest rates U.S.              206,194      0.66%
Interest rates Non-U.S           722,456      2.31%
Livestock                         11,125      0.04%
Metals                           218,720      0.70%
Softs                             50,200      0.16%
Indices                          744,916      2.38%
Lumber                             1,600      0.01%
                              ----------      ----

Total                         $2,519,071      8.04%
                              ==========      ====

                            PART II OTHER INFORMATION

Item 1.   Legal Proceedings

               For information concerning a purported class action against numerous broker-dealers including Salomon Smith Barney, see the description that appears in the sixth paragraph under the caption Item
          3. "Legal Proceedings" on Form 10-K for the year ending December 31, 1998. SSBH has filed a motion to dismiss the amended complaint

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


Date:        8/13/99

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  Smith Barney Futures Management Inc.
           (General Partner)



By:  /s/ David J. Vogel, President
         David J. Vogel, President


Date:        8/13/99



By     /s/ Daniel A. Dantuono
           Daniel A. Dantuono
           Chief Financial Officer and
           Director

Date:        8/13/99
                                   17