Form 10-Q
period 1999-09-30
SMITH BARNEY PRINCIPAL PLUS FUTURES FUND LP
filed 1999-11-15
CIK 944697

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 1999

Commission File Number 0-28350

                 SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
(Exact name of registrant as specified in its charter)

      New York                            13-3823300
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)              Identification No.)

                     c/o Smith Barney Futures Management LLC
                           390 Greenwich St. - 1st Fl.
                            New York, New York 10013
              (Address and Zip Code of principal executive offices)


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

                                                                   Page
                                                                  Number

PART I - Financial Information:

 Item 1.    Financial Statements:

            Statement of Financial Condition at
            September 30, 1999) and December 31,
            1998 (unaudited.                                         3

            Statement  of Income  and  Expenses  and  Partners'
            Capital  for  the  three  and  nine  months   ended
            September 30, 1999 and
            1998 (unaudited).                                         4

            Notes to Financial Statements
            (unaudited).                                            5 - 9

 Item 2.    Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations.                                             10 - 13

 Item 3.    Quantitative and Qualitative
            Disclosures of Market Risk                              14 - 15

PART II - Other Information                                           16

                                     PART I

                          Item 1. Financial Statements


                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)


                                                     SEPTEMBER 30,  DECEMBER 31,
                                                        1999             1998
                                                     ------------  ------------

ASSETS:

Equity in commodity futures trading account:
  Cash                                                $ 9,827,545   $12,186,981
  Net unrealized appreciation
   on open futures contracts                               50,018     1,350,548
  Zero Coupons, $24,121,000  and $25,801,000
   principal amount in 1999 and 1998, respectively,
   due February 15, 2003 at market value
   (amortized cost $19,882,948 and $20,356,124
   in 1999 and 1998, respectively)                     19,819,501    21,303,885
  Commodity options owned, at market
   value (cost $4,763)                                        300          --
                                                      -----------   -----------

                                                       29,697,364    34,841,414

Receivable from SSB on sale of Zero Coupons               301,289       330,440
Interest receivable                                        30,100        36,686

                                                      -----------   -----------

                                                      $30,028,753   $35,208,540

                                                      ===========   ===========



LIABILITIES AND PARTNERS' CAPITAL:


Liabilities:

 Accrued expenses:
  Commissions                                         $    80,857   $   109,341
  Management fees                                          33,580        47,621
  Incentive fees                                             --         203,874
  Other                                                    38,308        40,606
 Redemption payable                                       448,953       532,692

                                                      -----------   -----------
                                                          601,698       934,134

                                                      -----------   -----------
Partners' Capital:
General Partner, 376 Unit
  equivalents outstanding  in 1999 and 1998               458,712       499,482
Limited Partners, 23,745 and 25,425
  Units of Limited Partnership Interest
  outstanding in 1999 and 1998 , respectively          28,968,343    33,774,924

                                                      -----------   -----------

                                                       29,427,055    34,274,406

                                                      -----------   -----------

                                                      $30,028,753   $35,208,540

                                                      ===========   ===========

See Notes to Financial Statements.
                                          3

                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                                             --------------------------     ----------------------------
                                                                 1999            1998            1999          1998
                                                             ---------------------------    -----------------------------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions               $   (539,113)   $  1,094,449    $   (327,923)   $    834,371
  Change in unrealized gains/losses on open positions           (831,241)      3,873,507      (1,304,993)      2,528,849

                                                            ------------    ------------    ------------    ------------

                                                              (1,370,354)      4,967,956      (1,632,916)      3,363,220
Less, brokerage commissions including clearing fees
 of $8,401, $11,194, $26,961 and  $33,013, respectively         (280,424)       (356,125)       (900,216)     (1,015,474)

                                                            ------------    ------------    ------------    ------------

  Net realized and unrealized gains (losses)                  (1,650,778)      4,611,831      (2,533,132)      2,347,746
  Gain (loss) on sale of Zero Coupons                             (2,053)         55,222          10,855          68,178
  Unrealized appreciation (depreciation)  on Zero Coupons        (71,538)        998,816      (1,011,208)      1,222,842
  Interest income                                                393,152         427,561       1,184,750       1,309,212

                                                            ------------    ------------    ------------    ------------

                                                              (1,331,217)      6,093,430      (2,348,735)      4,947,978

                                                            ------------    ------------    ------------    ------------


Expenses:
  Management fees                                                107,514         137,508         340,337         396,660
  Incentive fees                                                    --           359,439            --           373,343
  Other                                                           18,699          14,712          51,071          43,630

                                                            ------------    ------------    ------------    ------------

                                                                 126,213         511,659         391,408         813,633

                                                            ------------    ------------    ------------    ------------

  Net income (loss)                                           (1,457,430)      5,581,771      (2,740,143)      4,134,345
  Redemptions                                                   (448,953)     (1,537,648)     (2,107,208)     (3,757,947)

                                                            ------------    ------------    ------------    ------------

  Net increase (decrease) in Partners' capital                (1,906,383)      4,044,123      (4,847,351)        376,398

Partners' capital, beginning of period                        31,333,438      31,928,678      34,274,406      35,596,403

                                                            ------------    ------------    ------------    ------------

Partners' capital, end of period                            $ 29,427,055    $ 35,972,801    $ 29,427,055    $ 35,972,801
                                                            ------------    ------------    ------------    ------------

Net asset value per Unit
  (24,121 and 26,202 Units outstanding
  at September 30, 1999 and 1998, respectively)             $   1,219.98    $   1,372.90    $   1,219.98    $   1,372.90
                                                            ------------    ------------    ------------    ------------


Net gain (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent              $     (59.51)   $     204.29    $    (108.43)   $     153.89
                                                            ------------    ------------    ------------    ------------

See Notes to Finanacial Statements
                                                              4

                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

1. General:

         Smith Barney Principal Plus Futures Fund L.P. (the "Partnership") is a limited partnership which was initially organized on January 25, 1993 under the partnership laws of the State of New York and was capitalized on April 12, 1995. No activity occurred between January 25, 1993 and April 12, 1995. The Partnership engages in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership maintains a portion of its assets in interest payments stripped from U.S. Treasury Bonds under the Treasury=s STRIPS program which payments are due approximately seven years from the date trading commenced ("Zero Coupons"). The Partnership commenced trading on November 17, 1999.

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The General Partner changed its form of organization from a corporation to a limited liability company. The Partnership=s commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBH"), which is the sole owner of SSB. SSBH is a wholly owned subsidiary of Citigroup Inc. All trading decisions are made for the Partnership by John W. Henry & Company, Inc., Fort Orange Capital Management LLC and Rabar Market Research Inc. (collectively, the "Advisors").

         The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 1999 and December 31, 1998 (unaudited) and the results of its operations for the three and nine months ended September 30, 1999 and 1998. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership=s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

         Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.       Net Asset Value Per Unit:

     Changes in net asset value per Unit for the three and nine months ended September 30, 1999 and 1998 were as follows:

                                  THREE-MONTHS ENDED        NINE-MONTHS ENDED
                                    SEPTEMBER 30,             SEPTEMBER 30,
                                   1999        1998           1999        1998

Net realized and unrealized
 gains (losses)             $     (67.41)$     168.79 $    (100.63)$      89.91
Realized and unrealized
 gains (losses) on Zero
 Coupons                           (3.00)       38.58       (39.41)       46.89
Interest income                    16.05        15.64        47.22        46.29
Expenses                           (5.15)      (18.72)      (15.61)      (29.20)
                                ---------    ---------    ---------    ---------


Increase (decrease) for
 period                           (59.51)      204.29      (108.43)      153.89

Net Asset Value per Unit,
  beginning of period           1,279.49     1,168.61     1,328.41     1,219.01
                               ---------    ---------    ---------    ---------

Net Asset Value per Unit,
  end of period             $   1,219.98 $   1,372.90 $   1,219.98 $   1,372.90
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

         All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 1999 and December 31, 1998 was $50,318 and $1,350,548, respectively, and the average fair value during the nine and twelve months then ended, based on monthly calculation, was $517,313 and $1,147,510, respectively.

     `                                  6

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

         At September 30, 1999, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $87,310,300 and $76,080,410, respectively, as detailed below. All of these instruments mature within one year of September 30, 1999. However, due to the nature of the Partnership=s business, these instruments may not be held to maturity. At September 30, 1999, the fair value of the Partnership=s derivatives, including options thereon, if applicable, was $50,318, as detailed below.

                                   SEPTEMBER 30, 1999
                                     (Unaudited)
                                NOTIONAL OR CONTRACTUAL
                                AMOUNT OF COMMITMENTS
                               TO PURCHASE      TO SELL     FAIR VALUE
Currencies
- Exchange Traded Contracts   $ 2,873,750   $ 2,716,891   $  31,615
- OTC Contracts                13,050,189     2,943,980      19,195
Energy                          2,050,508       311,800      17,096
Grains                            455,215       443,334      17,844
Interest Rates U.S.            19,015,469     4,532,523     (27,692)
Interest Rates Non-U.S         40,746,382    57,364,395     120,267
Livestock                         566,190          --        20,925
Metals                          7,006,001     4,856,520    (159,188)
Softs                             213,514       593,250      24,601
Indices                         1,333,082     2,094,509     (20,833)
Lumber                               --         223,208       6,488
                              -----------   -----------   ---------

Totals                        $87,310,300   $76,080,410   $  50,318
                              ===========   ===========   =========

         At December 31, 1998, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $101,948,437 and $95,047,009, respectively, and, the fair value of the Partnership=s derivatives, including options thereon, if applicable, was $1,350,548, as detailed below.

                                   DECEMBER 31,1998
                                     (Unaudited)
                               NOTIONAL OR CONTRACTUAL
                                AMOUNT OF COMMITMENTS
                               TO PURCHASE      TO SELL       FAIR VALUE
Currencies
- Exchange Traded Contracts   $  3,636,075   $ 1,874,375   $    54,358
- OTC Contracts                  5,170,563     1,578,002        53,374
Energy                                --       1,298,588       (47,454)
Grains                             191,782     2,987,925        58,398
Interest Rates U.S.              9,430,094    12,005,819       (82,237)
Interest Rates Non-U.S          80,293,487    66,487,227     1,290,455
Livestock                             --         865,450        25,120
Softs                              297,225     1,540,440        93,013
Metals                           2,636,819     6,289,250       (97,212)
Indices                            292,392       119,933         2,733
                              ------------   -----------   -----------

Totals                        $101,948,437   $95,047,009   $ 1,350,548
                              ============   ===========   ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources

         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's third quarter of 1999.

         The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

         For the nine months ended September 30, 1999, Partnership capital decreased 14.1% from $34,274,406 to $29,427,055. This decrease was attributable to net loss from operations of $2,740,143 coupled with the redemption of 1,680 Units totaling $2,107,208 for the nine months ended September 30, 1999. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

         The General Partner has received statements from the Advisors that they have completed their Year 2000 remediation programs.

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

         SSB has successfully  participated in industry-wide  testing including:
The Streetwide  Beta Testing  organized by the Securities  Industry  Association
(SIA), a government securities clearing test with the Federal Reserve Bank of New York, The Depository Trust Company, and The Bank of New York, and the Futures Industry Association participants test. The firm also participated in the streetwide testing that was conducted from March through May 1999.

         It is possible that problems may occur that would require some time to repair. Moreover, it is possible that problems will occur outside SSBH and the General Partner for which SSBH or the General Partner could experience a secondary effect. Consequently, SSBH and the General Partner have prepared comprehensive, written contingency plans so that alternative procedures and a framework for critical decisions are defined before any potential crisis occurs.

     The goal of year 2000 contingency planning is a set of alternate procedures to be used in the event of a critical system failure by a supplier or counterparty. Planning work was completed in January 1999, and testing of alternative procedures will be completed in the third and fourth quarters of 1999.

Results of Operations

     During the partnership's third quarter of 1999, the net asset value per unit decreased 4.7% from $1,279.49 to $1,219.98 as compared to an increase of 17.5% in the third quarter of 1998. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 1999 of $1,370,354. Losses were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates, livestock, metals, grains and indices and were partially offset by gains in energy and softs. The Partnership experienced a net trading gain before commissions and related fees in the third quarter of 1998 of $4,967,956. Gains were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates, grains, livestock and indices and were were partially offset by losses in metals, softs and energy.

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

     Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate. Also included in interest income is the amortization of original issue discount on the Zero Coupons based on the interest method. Interest income for the three and nine months ended September 30, 1999 decreased by $34,409 and $124,462, respectively, as compared to the corresponding periods in 1998. The decrease in interest income is primarily due to the effect of redemptions on the Partnership's Zero Coupons and equity maintained in cash.

     Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and nine months ended September 30, 1999 decreased by $75,701 and $115,258, respectively, as compared to the corresponding periods in 1998.

          All trading decisions for the Partnership are currently being made by the Advisors. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 1999 decreased by $29,994 and $56,323, respectively, as compared to the corresponding periods in 1998.

          Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. There were no incentive fees earned for the three and nine months ended September 30, 1999. Trading performance for the three and nine months ended September 30, 1998 resulted in incentive fees of $359,439 and $373,343, respectively.

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

         The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 1999. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 1999, the Partnership's total capitalization was $29,427,055. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1998.

                              September 30, 1999
                                (Unaudited)
                                             % of Total
Market Sector               Value at Risk   Capitalization

Currencies
 - OTC Contracts               $  241,445      0.82%
 - Exchange Traded Contracts       86,786      0.30%
Energy                            131,500      0.45%
Grains                             27,150      0.09%
Interest rates U.S.               114,685      0.39%
Interest rates Non-U.S            554,085      1.88%
Livestock                          10,600      0.04%
Metals                            256,500      0.87%
Softs                              55,500      0.19%
Indices                           200,657      0.68%
Lumber                              7,200      0.02%
                               ----------      ----

Total                          $1,686,108      5.73%
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


By:  Smith Barney Futures Management LLC
     (General Partner)



By:  /s/ David J. Vogel, President
     David J. Vogel, President


Date:        11/12/99

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  Smith Barney Futures Management LLC
     (General Partner)



By:  /s/ David J. Vogel, President
     David J. Vogel, President


Date:        11/12/99



By   /s/ Daniel A. Dantuono
     Daniel A. Dantuono
     Chief Financial Officer and
     Director

Date:        11/12/99