Form 10-K
period 1999-12-31
SMITH BARNEY PRINCIPAL PLUS FUTURES FUND LP
filed 2000-03-29
CIK 944697

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                      For the year ended December 31, 1999

Commission File Number 0-28350


                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
-----------------------------------------------------------------------------
             (Exact name of registrant asspecified in its charter)

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

                                    Yes X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

As of February 29, 2000 Limited Partnership Units with an aggregate value of $26,840,878 were outstanding and held by non-affiliates.

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

         Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The General Partner changed its form of organization from a corporation to a limited liability company on October 1, 1999. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc.
     The Partnership's trading of futures contracts on commodities is done on United States and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with SSB.
     Under the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement"), the General Partner administers the business and affairs of the Partnership. As of December 31, 1999, all commodity trading decisions are made for the Partnership by John W. Henry & Company, Inc. ("JWH"), Rabar Market Research, Inc. and Fort Orange Capital Management (collectively, the "Advisors"). None of the Advisors is affiliated with the General Partner or SSB. The Advisors are not responsible for the organization or operation of the Partnership.
     Pursuant to the terms of the Management Agreements (the "Management Agreements"), the Partnership is obligated to pay each Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets (except JWH, which will receive a monthly management fee equal to 1/3 of 1% (4% per year)) of the Partnership allocated to each Advisor. The Partnership will also pay Fort Orange Capital Management an incentive fee payable quarterly equal to 20% of New Trading Profits earned by it for the Partnership; JWH will receive an incentive fee payable quarterly of 15% of the New Trading Profits (as defined in the Management Agreements); and Rabar Market Research Inc. will receive an annual incentive fee of 22.5% of New Trading Profits of the Partnership.
         The Customer Agreement provides that the Partnership will pay SSB a monthly brokerage fee equal to 7/12 of 1% of month-end Net Assets allocated to the Advisors (7% per year) in lieu of brokerage commissions on a per trade basis. SSB will pay a portion of its brokerage fees to its financial consultants who have sold Units and who are registered as associated persons with the Commodity Futures Trading Commission (the "CFTC"). The Partnership will pay for National Futures Association ("NFA") fees, exchange and clearing fees, give-up and user fees and floor brokerage fees. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses. Reference should be made to "Item 8. Financial Statements and Supplementary Data." for further information regarding the brokerage commissions included in the notes to the financial statements.

         In addition, SSB will pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined.
         In the unlikely event that the Partnership is required to meet a margin call in excess of the cash balance in its trading accounts, SSBHI will contribute up to an amount equal to the maturity value of the Zero Coupons held by the Partnership at the time of such call to the capital of the Partnership to permit it to meet its margin obligations in excess of its cash balance. The guarantee can only be invoked once. After the guarantee is invoked, trading will cease and the General Partner will either wait until the end of the month in which the Zero Coupons come due (February, 2003), (the "First Payment Date"), or will distribute cash and Zero Coupons to the limited partners. The General Partner will provide a copy of SSBHI's annual report as filed with the SEC to any limited partner requesting it.
         (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests (including, but not limited to, futures contracts, options and forward contracts on U.S. Treasuries, other financial instruments, foreign currencies, stock indices and physical commodities). The Partnership does not engage in sales of goods or services. The Partnership's net income from operations for the year ended December 31, 1999, 1998, 1997, 1996 and for the period from November 17, 1995 (commencement of trading operations) to December 31, 1995 is set forth under "Item 6. Selected Financial Data." Partnership capital as of December 31, 1999 was $27,189,905.
         (c)  Narrative  description  of business.
              See Paragraphs (a) and (b) above.
             (i) through (x) - Not  applicable.
             (xi) through  (xii) - Not  applicable.
             (xiii)  - The  Partnership  has no employees.
         (d) Financial Information About Geographic Areas. The Partnership does not engage in sales of goods or services or own any long lived assets, and therefore this item is not applicable.
Item 2.  Properties.
         The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, SSB.
Item 3.  Legal Proceedings.
         There have been no material administrative, civil or criminal actions within the past five years against SSB or any of its individual principals and no such actions are currently pending, except as follows.
         In September 1992, Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust), Ameritech Corporation, and an officer of Ameritech sued Salomon Brothers Inc ("SBI") and Salomon Brothers Realty Corporation ("SBRC") in the U.S. District Court for the Northern District of Illinois

(Harris Trust Savings Bank, not individually but solely as trustee for the Ameritech Pension Trust, Ameritech Corporation and John A. Edwardson v. Salomon Brothers Inc and Salomon Brothers Realty Corp.). The complaint alleged that purchases by Ameritech Pension Trust from the Salomon entities of approximately $20.9 million in participations in a portfolio of motels owned by Motels of America, Inc. and Best Inns, Inc. violated the Employee Retirement Income Security Act ("ERISA"), the Racketeer Influenced and Corrupt Organization Act ("RICO") and state law. SBI had acquired the participations issued by Motels of America and Best Inns to finance purchases of motel portfolios and sold 95% of three such issues and 100% of one such issue to Ameritech Pension Trust. Ameritech Pension Trust's complaint sought (1) approximately $20.9 million on the ERISA claim, and (2) in excess of $70 million on the RICO and state law claims as well as other relief. In various decisions between August 1993 and July 1999, the courts hearing the case have dismissed all of the allegations in the complaint against the Salomon entities. In October 1999, Ameritech appealed to the U.S. Supreme Court and in January 2000, the Supreme Court agreed to hear the case and oral argument will be heard April 17, 2000. The appeal seeks review of the decision of the U.S. Court of Appeals for the Seventh Circuit that dismissed the sole remaining ERISA claim against the Salomon entities.
         Both the Department of Labor and the Internal Revenue Service ("IRS") have advised SBI that they were or are reviewing the transactions in which Ameritech Pension Trust acquired such participations. With respect to the IRS review, SSBHI, SBI and SBRC have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989. As of the date of this report, the IRS has not issued such 30-day letters to SSBHI, SBI or SBRC.
     In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including SSB, in the U.S. Bankruptcy Court for the Central District of California. (County of Orange et al. v. Bear Stearns & Co. Inc. et al.) The complaint alleged, among other things, that the brokerage firms recommended and sold unsuitable securities to Orange County. SSB and the remaining brokerage firms settled with Orange County in mid 1999.
     In June 1998, complaints were filed in the U.S. District Court for the Eastern District of Louisiana in two actions (Board of Liquidations, City Debt of the City of New Orleans v. Smith Barney Inc. et ano. and The City of New Orleans v. Smith Barney Inc. et ano.), in which the City of New Orleans seeks a determination that Smith Barney Inc. and another underwriter will be responsible for any damages that the City may incur in the event the IRS denies tax exempt status to the City's General Obligation Refunding Bonds Series 1991. The complaints were subsequently amended. SSB has asked the court to dismiss the amended complaints. In May 1999, the Court denied SSB's motion to dismiss, but stayed the litigation because the matter was not ripe. In March 2000, the city filed a notice of discontinuance dismissing the complaint.

         In November 1998, a class action complaint was filed in the United States District Court for the Middle District of Florida (Dwight Brock as Clerk for Collier County v. Merrill Lynch, et al.). The complaint alleged that, pursuant to a nationwide conspiracy, 17 broker-dealer defendants, including SSB, charged excessive mark-ups in connection with advanced refunding transactions. Among other relief, plaintiffs sought compensatory and punitive damages, restitution and/or rescission of the transactions and disgorgement of alleged excessive profits. In October 1999, the plaintiff filed a second amended complaint. SSB has asked the court to dismiss the amended complaint.
         In connection with the Louisiana and Florida matters, the IRS and SEC have been conducting an industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions.
         In December 1998, SSB was one of twenty-eight market making firms that reached a settlement with the SEC in the matter titled In the Matter of Certain Market Making Activities on NASDAQ. As part of the settlement of that matter, SSB, without admitting or denying the factual allegations, agreed to an order that required that it: (i) cease and desist from committing or causing any violations of Sections 15(c)(1) and (2) of the Securities Exchange Act of 1934 and Rules 15c1-2, 15c2-7 and 17a-3 thereunder, (ii) pay penalties totaling approximately $760,000, and (iii) submit certain policies and procedures to an independent consultant for review.
         In March 1999, a complaint seeking in excess of $250 million was filed by a hedge fund and its investment advisor against SSB in the Supreme Court of the State of New York, County of New York (MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc.). The complaint included allegations that, while acting as prime broker for the hedge fund, SSB breached its contracts with plaintiffs, misused their monies, and engaged in tortious (wrongful) conduct, including breaching its fiduciary duties. SSB asked the court to dismiss the complaint in full. In October 1999, the court dismissed the tort claims, including the breach of fiduciary duty claims. The court allowed the breach of contract and misuse of money claims to stand. In December 1999, SSB filed an answer and asserted counterclaims against the investment advisor. In response to plaintiff's motion to strike the counterclaims, in January 2000, SSB amended its counterclaims against the investment advisor to seek indemnification and contribution. Plaintiffs moved to strike SSB's amended counterclaims in February 2000. SSB will continue to contest this lawsuit vigorously.
         In the course of its business, SSB, as a major futures commission merchant and broker-dealer is a party to various claims and routine regulatory investigations and proceedings that the general partner believes do not have a material effect on the business of SSB.
Item 4. Submission of Matters to a Vote of Security Holders.
         There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.

                                     PART II
Item 5.   Market  for  Registrant's  Common  Equity and Related  Security Holder
          Matters.

               (a)  Market  Information.  The  Partnership  has issued no stock.
                    There  is  no  public   market  for  the  Units  of  Limited
                    Partnership Interest.

               (b)  Holders.   The   number  of  holders  of  Units  of  Limited
                    Partnership Interest as of December 31, 1999 was 1,065.

               (c) Distribution. The Partnership did not declare a distribution in 1999 or 1998.

               (d) Use of Proceeds. There were no additional sales in the years ended December 31, 1999, 1998 and 1997.

Item 6. Selected Financial Data. The Partnership commenced trading operations on November 17, 1995. Realized and unrealized trading gains (losses), realized and unrealized gains (losses) on Zero Coupons, interest income, net income (loss) and increase in net asset value per Unit for the years ended December 31, 1999, 1998, 1997, 1996 and for the period from November 17, 1995 (commencement of trading operations) to December 31, 1995 and total assets at December 31, 1999, 1998, 1997, 1996 and 1995 were as follows:


                                     1999             1998           1997           1996             1995
                                 ------------    ------------    -------------  ------------    ------------
Realized and unrealized
 trading gains(losses) net of
 brokerage commissions and
  clearing fees of $1,148,676,
  $1,357,927, $1,462,372,
  $1,459,014 and $167,420,
  respectively                   $ (3,003,382)   $  1,234,224   $  2,025,344   $  2,053,372    $  1,908,271
Realized and unrealized
   gains (losses) on
   Zero Coupons                    (1,301,703)        923,712        631,119     (1,226,193)        531,953
  Interest income                   1,563,022       1,710,639      1,916,217      1,935,048         250,172
                                 ------------    ------------   ------------   ------------    ------------
                                 $ (2,742,063)   $  3,868,575   $  4,572,680   $  2,762,227    $  2,690,396
                                 ============    ============   ============   ============    ============
  Net income (loss)              $ (3,247,194)   $  2,968,642   $  3,546,888   $  2,043,139    $  2,227,441
                                 ============    ============   ============   ============    ============
  Increase (decrease) in
   net asset value per unit      $    (129.45)   $     109.40   $     115.33   $      58.96    $      59.38
                                 ============    ============   ============   ============    ============
  Total assets                   $ 29,079,820    $ 35,208,540   $ 36,883,726   $ 40,218,283    $ 40,226,379
                                 ============    ============   ============   ============    ============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         (a) Liquidity. The Partnership does not engage in sales of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, Zero Coupons, net unrealized appreciation (depreciation) on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material decrease in liquidity. To minimize this risk, the Partnership follows certain policies including:
         (1) Partnership funds are invested only in commodity contracts which are traded in sufficient volume to permit, in the opinion of the Advisors, ease of taking and liquidating positions.
         (2) No Advisor will initiate additional positions in any commodity if such additional positions would result in aggregate positions for all commodities requiring as margin more than 66-2/3% of the Partnership's assets allocated to the Advisor.
         (3) The Partnership will not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchase or sale of additional positions in the same or related commodities.
         (4) The Partnership will not utilize borrowings except short-term borrowings if the Partnership takes delivery of any cash commodities.

         (5) The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.
         (6) The Partnership will not permit the churning of its commodity trading accounts.
         (7) The Partnership may cease trading and liquidate all open positions prior to its dissolution if its Net Assets (excluding assets maintained in Zero Coupons) decrease to 10% of those assets on the day trading commenced (adjusted for redemptions).
         The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. (See also "Item 8. Financial Statements and Supplementary Data." for further information on financial instrument risk included in the notes to financial statements.)
             Other than the risks  inherent in commodity  futures  trading,  the
Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the Partnership will cease trading operations and liquidate all open positions upon the first to occur of the following: (i) December 31, 2015; (ii) at the end of the month in which the Zero Coupons purchased by the Partnership come due (February 15, 2003), unless the General Partner elects otherwise; (iii) the vote to dissolve the Partnership by limited partners owning more than 50% of the Units; (iv) assignment by the General Partner of all of its interest in the Partnership or withdrawal, removal, bankruptcy or any other event that causes the General Partner to cease to be a general partner under the Partnership Act unless the Partnership is continued as described in the Limited Partnership Agreement; (v) the Partnership is required to register under the Investment Company Act of 1940 and the General Partner determines that dissolution is therefore in the Partnership's best interest; or (vi) the occurrence of any event which shall make it unlawful for the existence of the Partnership to be continued.
(b) Capital resources. (i) The Partnership has made no material commitments for capital expenditures.
             (ii)  The  Partnership's   capital  will  consist  of  the  capital
contributions of the partners as increased or decreased by gains or losses on commodity futures trading and Zero Coupon appreciation or depreciation, and by expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity futures trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Partnership's Advisors may or may not be able to identify. Partnership expenses will consist of, among other things, commissions, management fees and incentive fees. The level of these expenses is dependent upon the level of trading gains or losses and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. Furthermore, the Partnership will receive no payment on its Zero Coupons until their due date. However, the Partnership will accrue interest on the Zero Coupons and Limited Partners will be required to report as interest income on their U.S. tax returns in each year their pro-rata share of the accrued interest on the Zero Coupons even though no interest will be paid prior to their due date. In addition, the amount of interest income payable by SSB is dependent upon interest rates over which the Partnership has no control.

         No forecast can be made as to the level of redemptions in any given period. Beginning with the first full quarter ending at least six months after trading commences (June 30, 1996), a Limited Partner may cause all of his Units to be redeemed by the Partnership at the Redemption Net Asset Value thereof as of the last day of a quarter on ten days' written notice to the General Partner. Redemption fees equal to 2% of Redemption Net Asset Value per Unit redeemed will be charged to any Limited Partner who redeems his Units on the first, second or third possible redemption dates and 1% on the fourth and fifth possible redemption dates, respectively. The last date on which a redemption fee was charged was June 30, 1997. During 1997 and 1996, SSB received redemption fees of $33,328 and $59,478, respectively. For the year ended December 31, 1999, 3,123 Units were redeemed totaling $3,837,307. For the year ended December 31, 1998, 3,400 Units were redeemed totaling $4,290,639. For the year ended December 31, 1997, 5,459 Units were redeemed totaling $6,204,189.
         Offering and organization expenses relating to the issuance and marketing of Units offered were initially paid by SSB. Such expenses were initially estimated to be $550,000 and were charged against the initial capital of the Partnership. During 1996, the Partnership's total offering and organization expense were determined to be $612,847. The Partnership has charged the excess of $62,847 to expense. As of December 31, 1997, the Partnership had reimbursed SSB for the offering and organization expense plus interest at the prime rate quoted by the Chase Manhattan Bank totaling $34,494 from interest paid to the Partnership.

         For each Unit redeemed the Partnership liquidates $1,000 (principal amount) of Zero Coupons and will continue to liquidate $1,000 (principal amount) of Zero Coupons per Unit redeemed. These liquidations will be at market value which will be less than the amount payable on their due date. Moreover, it is possible that the market value of the Zero Coupon could be less than its purchase price plus the original issue discount amortized to date.
         (c) Results of operations. For the year ended December 31, 1999, the net asset value per Unit decreased 9.7% from $1,328.41 to $1,198.96. For the year ended December 31, 1998 the net asset value per Unit increased 9.0% from $1,219.01 to $1,328.41. For the year ended December 31, 1997 the net asset value per Unit increased 10.4% from $1,103.68 to $1,219.01.
         The Partnership experienced net trading losses of $1,854,706 before commissions and expenses for the year ended December 31, 1999. Losses were primarily attributable to the trading of commodity futures in livestock, softs, metals, U.S. and non- U.S. interest rates and were partially offset by gains recognized in indices, currencies and energy products. The Partnership experienced a realized loss of $11,715 on Zero Coupons liquidated in conjunction with the redemption of Units during 1999 and unrealized depreciation of $1,289,988 on Zero Coupons during 1999.
         The Partnership experienced net trading gains of $2,592,151 before commissions and expenses for the year ended December 31, 1998. Gains were primarily attributable to the trading of commodity futures in U.S. and non-U.S. interest rates, livestock and energy products and were partially offset by losses recognized in grains, currencies, indices, metals and softs products. The Partnership experienced a realized gain of $82,242 on Zero Coupons liquidated in conjuction with the redemption of Units during 1998 and unrealized appreciation of $841,470 on Zero Coupons during 1998.
         The Partnership experienced net trading gains of $3,487,716 before commissions and expenses for the year ended December 31, 1997. Gains were primarily attributable to the trading of commodity futures in currencies, softs, grains, indices, metals and interest rates and were partially offset by losses recognized in livestock and energy products. The Partnership experienced a realized loss of $93,506 on Zero Coupons liquidated in conjunction with the redemption of Units during 1997 and unrealized appreciation of $724,625 on Zero Coupons during 1997.
         Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.
         (d)     Operational Risk
                 The Partnership is directly exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace. Such risks include:
Operational/Settlement Risk - the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership is subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets.
Technological Risk - the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership's ability to gather, process, and communicate information efficiently and securely, without interruption, with customers, among units within the Partnership, and in the markets where the Partnership participates.
Legal/Documentation Risk - the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.
Financial Control Risk - the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management's authorization, and that financial information utilized by management and communicated to external parties, including the Partnership's unitholder, creditors, and regulators, is free of material errors.
Risk of Computer System Failure (Year 2000 Issue)
                  SSBHI's computer systems and business processes successfully handled the date change from December 31, 1999 to January 1, 2000. SSBHI is not aware of any significant year 2000 problems encountered internally or with the third parties with which it interfaces, including customers and counterparties, the global financial market infrastructure, and the utility infrastructure on which all corporations rely.
                  Based on operations since January 1, 2000, SSBHI does not expect any significant impact to its ongoing business as a result of the year 2000 issue. However, it is possible that the full impact of year 2000 issues has not been fully recognized and no assurances can be given that year 2000 problems will not emerge.
                  The pretax costs associated with required system modifications and conversions totaled approximately $130 million. These costs were funded through operating cash flow and expensed in the period in which they were incurred.

                  The expenditures and the General Partner's resources dedicated to the preparation for Year 2000 did not have a material impact on the operation or results of the Partnership.
                  The most likely and most significant risk to the Partnership associated with the lack of Year 2000 readiness is the failure of outside organizations, including the commodities exchanges, clearing organizations, or regulators with which the Partnership interacts to resolve their Year 2000 issues in a timely manner. This risk could involve the inability to determine the value of the Partnership at some point in time and would make effecting purchases or redemptions of Units in the Partnership infeasible until such valuation was determinable.
         (e)        New Accounting Pronouncements
         The Partnership adopted Statement on Financial Accounting Standards No. 133 ("SFAS 133"), Accounting For Derivative Financial Instruments and Hedging Activities, on January 1, 1999. SFAS 133 requires that an entity recognize all derivative instruments in the statement of financial condition and measure those financial instruments at fair value. SFAS 133 has no impact on the Partners' Capital and operating results as all derivative instruments are recorded at fair value, with changes therein reported in the statement of income and expenses.

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

The Partnership's Trading Value at Risk in Different Market Sectors
         The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 1999. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 1999, the Partnership's total capitalization was $27,189,905.


                                December 31, 1999
                                                                    Year to Date
                                               % of Total         High         Low
Market Sector             Value at Risk   Capitalization    Value at Risk  Value at Risk
----------------------------------------------------------------------------------------
Currencies
-OTC Contracts               $  249,863      0.92%           $  321,852   $  223,737
-Exchange Traded Contracts      182,954      0.67%              323,143       77,774
Energy                           54,000      0.20%              207,127       72,040
Grains                           32,540      0.12%              106,083       25,175
Interest rates U.S.              94,220      0.35%              287,200       98,951
Interest rates Non-U.S          234,971      0.86%              981,372      393,328
Livestock                        12,450      0.05%               19,020        6,414
Metals                          342,750      1.26%              351,000      203,240
Softs                            44,200      0.16%               81,500       36,200
Indices                         412,109      1.52%              827,809      198,257
Lumber                            2,200      0.01%                9,600        3,200
                              ----------     -----
Total                        $1,662,257      6.12%
                             ==========      =====

         As of December 31, 1998, the Partnership's total capitalization was $34,274,406.

                                December 31, 1998
                                            % of Total
Market Sector              Value at Risk  Capitalization

Currencies
-OTC Contracts               $  133,688      0.39%
-Exchange Traded Contracts      169,675      0.50%
Energy                          127,800      0.37%
Grains                           92,458      0.27%
Interest rates U.S.             154,200      0.45%
Interest rates Non-U.S          918,655      2.68%
Livestock                        35,975      0.10%
Metals                          250,000      0.73%
Softs                            71,362      0.21%
Indices                          31,284      0.09%
                             ----------      ----
Total                        $1,985,097      5.79%
                             ==========      ====


Material Limitations on Value at Risk as an Assessment of Market Risk
         The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions -- unusual, but historically recurring from time to time -- could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table -- as well as the past performance of the Partnership -- give no indication of this "risk of ruin."

Non-Trading Risk
         The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.
         Materiality as used in this section, "Qualitative and Quantitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership's market sensitive instruments.
Qualitative Disclosures Regarding Primary Trading Risk Exposures
         The following qualitative disclosures regarding the Partnership's market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long- term. Investors must be prepared to lose all or substantially all of their investment in the Partnership
                    The following were the primary trading risk exposures of the Partnership as of December 31, 1999, by market sector.
                    Interest Rates. Interest rate risk is the principal market exposure of the Partnership. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes futures positions on the government debt of smaller nations -- e.g., Australia. The General Partner anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future. The changes in interest rates which have the most effect on the Partnership are changes in long-term, as opposed to short-term, rates.

Consequently, even a material change in short-term rates would have little effect on the Partnership were the medium- to long-term rates to remain steady.
                    Currencies. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing Value at Risk in a functional currency other than dollars.
         Stock Indices. The Partnership's primary equity exposure is to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. As of December 31, 1999, the Partnership's primary exposures were in the S&P 500, Financial Times (England), Nikkei (Japan) and Hang Seng (Hong Kong) stock indices. The General Partner anticipates little, if any, trading in non-G-7 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)

                    Metals.  The Partnership's  primary metal market exposure is to fluctuations in the price of gold and silver. Although certain of the Advisors will from time to time trade base metals such as aluminum and copper, the principal market exposures of the Partnership have consistently been in the precious metals, gold and silver. The Advisors' gold trading has been increasingly limited due to the long-lasting and mainly non-volatile decline in the price of gold over the last 10-15 years. However, silver prices have remained volatile over this period, and the Advisors have from time to time taken substantial positions as they have perceived market opportunities to develop. The General Partner anticipates that gold and silver will remain the primary metals market exposure for the Partnership.
                    Softs. The Partnership's  primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Coffee, cocoa, cotton and sugar accounted for the substantial bulk of the Partnership's commodity exposure as of December 31, 1999.
                    Energy. The Partnership's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

                    The following were the only non-trading risk exposures of the Partnership as of December 31, 1999.
                    Foreign Currency Balances. The Partnership's primary foreign currency balances are in Japanese yen, German marks, British pounds and French francs. The Advisor regularly converts foreign currency balances to dollars in an attempt to control the Partnership's non-trading risk.
                    Securities Positions. The Partnership's only market exposure in instruments held other than for trading is in its securities portfolio. The Partnership maintains a portion of its assets in principal amounts stripped from U.S. Treasury Bonds under the Treasury's STRIPS program. Violent fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Partnership's securities.
Qualitative Disclosures Regarding Means of Managing Risk Exposure
         The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject.
         The General Partner monitors the Partnership's performance and the concentration of its open positions, and consults with the Advisors concerning the Partnership's overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require certain of the Advisors to close out individual positions as well as enter programs traded on behalf of the Partnership. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisors' own risk control policies while maintaining a general supervisory overview of the Partnership's market risk exposures.
         Each Advisor applies its own risk management policies to its trading. The Advisors often follow diversification guidelines, margin limits and stop loss points to exit a position. The Advisors' research of risk management often suggests ongoing modifications to their trading programs.
         As part of the General Partner's risk management, the General Partner periodically meets with the Advisors to discuss their risk management and to look for any material changes to the Advisors' portfolio balance and trading techniques. The Advisors are required to notify the General Partner of any material changes to their programs.
         In the unlikely event that the Partnership is required to meet a margin call in excess of the cash balance in its trading accounts, SSBHI will contribute up to an amount equal to the maturity value of the Zero Coupons held by the Partnership at the time of such call to the capital of the Partnership to permit it to meet its margin obligations in excess of its cash balance.

Item 8.    Financial Statements and Supplementary Data.




                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
                          INDEX TO FINANCIAL STATEMENTS

                                                            Page
                                                           Number

    Oath or Affirmation                                      F-2

    Report of Independent Accountants.                       F-3

    Financial Statements:
    Statement of Financial Condition at
    December 31, 1999 and 1998.                              F-4

    Statement of Income and Expenses for
    the years ended December 31, 1999, 1998
    and 1997.                                                F-5

    Statement of Partners' Capital for the
    years ended December 31, 1999, 1998 and
    1997.                                                    F-6

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







By:  Daniel A. Dantuono, Chief Financial Officer
     Smith Barney Futures Management LLC
     General Partner, Smith Barney Principal PLUS
        Futures Fund L.P.

     Smith Barney Futures Management LLC
     390 Greenwich Street
     1st Floor
     New York, N.Y.  10013
     212-723-5424

                        Report of Independent Accountants

To the Partners of
   Smith Barney Principal PLUS Futures Fund L.P.:

In our opinion, the accompanying statement of financial condition and the related statements of income and expenses and of partners' capital present fairly, in all material respects, the financial position of Smith Barney Principal PLUS Futures Fund L.P. at December 31, 1999 and 1998, and the results of its operations for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the management of the General Partner; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management of the General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                                      PricewaterhouseCoopers LLP

New York, New York
February 25, 2000

                           Smith Barney Principal PLUS
                                Futures Fund L.P.
                        Statement of Financial Condition
                           December 31, 1999 and 1998

                                                                 1999          1998
Assets:
Equity in commodity futures trading account:
   Cash (Note 3c)                                           $ 8,748,980   $12,186,981
   Net unrealized appreciation on open
   futures contracts                                            478,762     1,350,548
   Zero coupons,  $22,678,000 and $25,801,000 principal
   amount in 1999 and 1998, respectively, due February 15,
   2003   at  fair  value (amortized  cost
   $18,971,524 and $20,356,124 in 1999 and 1998,
   respectively) (Notes 1 and 2)                             18,629,297    21,303,885
  Commodity options owned,
  at market value (cost $22,793)                                  8,409          --
                                                            -----------   -----------
                                                             27,865,448    34,841,414
  Receivable from SSB on sale of zero coupons                 1,184,588       330,440
  Interest receivable                                            29,784        36,686
                                                            -----------   -----------
                                                            $29,079,820   $35,208,540
                                                            -----------   -----------

Liabilities and Partners' Capital:
Liabilities:
  Accrued expenses:
   Management fees                                          $    32,020   $    47,621
   Commissions                                                   79,735       109,341
   Incentive fees                                                  --         203,874
   Professional fees                                             38,284        31,230
   Other                                                          9,777         9,376
  Redemptions payable                                         1,730,099       532,692
                                                            -----------   -----------
                                                              1,889,915       934,134
                                                            -----------   -----------
Partners' Capital (Notes 1, 5, and 6):
  General Partner, 376 Unit equivalents
  outstanding in 1999 and 1998                                  450,809       499,482
Limited Partners, 22,302 and 25,425 Units
  of Limited Partnership Interest outstanding
  in 1999 and 1998, respectively                             26,739,096    33,774,924
                                                            -----------   -----------
                                                             27,189,905    34,274,406
                                                            -----------   -----------
                                                            $29,079,820   $35,208,540
                                                             -----------   -----------

See notes to financial statements.

                           Smith Barney Principal PLUS
                                Futures Fund L.P.
                        Statement of Income and Expenses
                     for the years ended December 31, 1999,
                                  1998 and 1997

                                                                    1999          1998           1997
Income:
  Net gains (losses) on trading of commodity interests:
   Realized gains (losses) on closed positions               $  (968,536)   $ 2,321,215    $ 2,851,564
   Change in unrealized gains (losses) on open positions        (886,170)       270,936        636,152
                                                             -----------    -----------    -----------
                                                              (1,854,706)     2,592,151      3,487,716
  Less, Brokerage commissions including clearing fees of
   $33,604, $39,374 and $37,258, respectively (Note 3c)       (1,148,676)    (1,357,927)    (1,462,372)
                                                             -----------    -----------    -----------
  Net realized and unrealized gains (losses)                  (3,003,382)     1,234,224      2,025,344
  Gains (losses) on sale of zero coupons                         (11,715)        82,242        (93,506)
  Unrealized appreciation (depreciation) on zero coupons      (1,289,988)       841,470        724,625
  Interest income (Notes 3c)                                   1,563,022      1,710,639      1,916,217
                                                             -----------    -----------    -----------
                                                              (2,742,063)     3,868,575      4,572,680
                                                             -----------    -----------    -----------
Expenses:
  Management fees (Note 3b)                                      434,157        535,282        586,615
  Incentive fees (Note 3b)                                          --          300,523        319,273
  Professional fees                                               60,814         48,798         39,102
  Other expenses                                                  10,160         15,330         80,802
                                                             -----------    -----------    -----------
                                                                 505,131        899,933      1,025,792
                                                             -----------    -----------    -----------
Net income (loss)                                            $(3,247,194)   $ 2,968,642    $ 3,546,888
                                                             -----------    -----------    -----------
Net income (loss) per Unit of Limited Partnership Interest
and  General Partner Unit equivalent (Notes 1 and 6)          $ (129.45)   $    109.40    $    115.33
                                                             -----------    -----------    -----------

See notes to financial statements.

                           Smith Barney Principal PLUS
                                Futures Fund L.P.
                         Statement of Partners' Capital
                      for the years ended December 31, 1999
                                  1998 and 1997


                                              Limited         General
                                             Partners         Partner           Total

Partners' capital at December 31, 1996   $ 37,838,720    $    414,984    $ 38,253,704
Net income                                  3,503,524          43,364       3,546,888
Redemption of 5,459 Units of Limited
   Partnership Interest                    (6,204,189)           --        (6,204,189)
                                         ------------    ------------    ------------
Partners' capital at December 31, 1997     35,138,055         458,348      35,596,403
Net income                                  2,927,508          41,134       2,968,642
Redemption of 3,400 Units of Limited
   Partnership Interest                    (4,290,639)           --        (4,290,639)
                                         ------------    ------------    ------------
Partners' capital at December 31, 1998     33,774,924         499,482      34,274,406
Net loss                                   (3,198,521)        (48,673)     (3,247,194)
Redemption of 3,123 Units of Limited
   Partnership Interest                    (3,837,307)           --        (3,837,307)
                                         ------------    ------------    ------------
Partners' capital at December 31, 1999   $ 26,739,096    $    450,809    $ 27,189,905
                                         ------------    ------------    ------------

See notes to financial statements.

                           Smith Barney Principal PLUS
                                Futures Fund L.P.
                          Notes to Financial Statements

1.  Partnership Organization:
    Smith Barney Principal PLUS Futures Fund L.P. (the "Partnership") is a limited partnership which was initially organized on January 25, 1993 under the partnership laws of the State of New York and was capitalized on April 12, 1995. No activity occurred between January 25, 1993 and April 12, 1995. The Partnership engages in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership will maintain a portion of its assets in principal amounts stripped from U.S. Treasury Bonds under the Treasury's STRIPS program which payments are due approximately seven years from the date trading commenced ("Zero Coupons"). Between July 12, 1995 and November 16, 1995, 37,131 Units of Limited Partnership Interest ("Units") were sold at $1,000 per Unit. The proceeds of the offering were held in an escrow account until November 17, 1995, at which time they were turned over to the Partnership for trading. The Partnership was authorized to sell 100,000 Units during the offering period of the Partnership. Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The General Partner changed its form of organization from a corporation to a limited liability company on October 1, 1999. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of his initial capital contribution and profits, if any, net of distributions. The Partnership will be liquidated upon the first to occur of the following:
    December 31, 2015; at the end of the month in which the Zero Coupons purchased come due (February, 2003) ("First Payment Date"), unless the General Partner elects otherwise, or under certain other circumstances as defined in the Limited Partnership Agreement. The General Partner, in its sole discretion, may elect not to terminate the Partnership as of the First Payment Date. In the event that the General Partner elects to continue the Partnership, each limited partner shall have the opportunity to redeem all or some of his Units.
2.  Accounting Policies:
    a. All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized values on commodity interests are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.
    b. The partnership may purchase and write (sell) options. An option is a contract allowing, but not requiring, its holder to buy (call) or sell
       (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the fund writes an option, the premium received is recorded as a liability in the statement of financial condition and marked to market daily. When the fund purchases an option, the premium paid is recorded as an asset in the statement of financial condition and marked to market daily.
    c. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on his share of the Partnership's income and expenses.
    d. The original issue discount on the Zero Coupons is being amortized over their life using the interest method and is included in interest income.
    e. Zero Coupons are recorded in the statement of financial condition at fair value. Realized gain (loss) on the sale of Zero Coupons is determined on the amortized cost basis of the Zero Coupons at the time of sale.
    f. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.  Agreements:
    a. Limited Partnership Agreement:
       The  General  Partner   administers  the  business  and  affairs  of  the
       Partnership including selecting one or more advisors to make trading decisions for the Partnership.
    b. Management Agreements:
       The General Partner, on behalf of the Partnership, has entered into Management Agreements with John W. Henry & Company, Inc., Fort Orange Capital Management and Rabar Market Research Inc. (collectively, the "Advisors"), which provide that the Advisors have sole discretion in determining the investment of the assets of the Partnership allocated to each Advisor by the General Partner. As compensation for services, the Partnership is obligated to pay a monthly management fee of 1/6 of 1% (2% per year) to Fort Orange Capital Management and Rabar Market Research Inc., and 1/3 of 1 % (4% per year) to John W. Henry & Company, Inc., of month-end Net Assets allocated to each advisor. The Partnership will also pay Fort Orange Capital Management an incentive fee payable quarterly equal to 20% of New Trading Profits, as defined in the Management Agreements, earned by it for the Partnership; John W. Henry & Company, Inc. will receive a quarterly incentive fee of 15% of New Trading Profits; and Rabar Market Research Inc. will receive an annual incentive fee of 22.5% of New Trading Profits of the Partnership. Abraham Trading Co. was terminated as an Advisor to the Partnership on January 31, 1999. Fort Orange Capital Management was added as a Advisor on February 1, 1999.
    c. Customer Agreement:
       The Partnership has entered into a Customer Agreement with SSB whereby SSB provides services which include, among other things, the execution of transactions for the Partnership's account in accordance with orders placed by the Advisors. The Partnership is obligated to pay a monthly brokerage fee to SSB equal to 7/12 of 1 % of month-end Net Assets (7% per year) in lieu of brokerage commissions on a per trade basis. A portion of this fee is paid to employees of SSB who have sold Units of the Partnership. This fee does not include exchange, clearing, user, give-up, floor brokerage and NFA fees which will be borne by the Partnership. All of the Partnership's assets are deposited in the Partnership's account at SSB. The Partnership maintains a portion of these assets in Zero Coupons and a portion in cash. The Partnership's cash is deposited by SSB in segregated bank accounts, to the extent required by Commodity Futures Trading Commission regulations. At December 31, 1999 and 1998, the amount of cash held for margin requirements was $1,909,496 and $2,250,973, respectively. SSB will pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses.The Customer Agreement may be terminated by either party.

4.  Trading Activities:
    The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses. All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the years ended December 31, 1999 and 1998, based on a monthly calculation, was $465,450 and $1,147,510, respectively. The fair value of these commodity interests, including options thereon, if applicable, at December 31, 1999 and 1998 was $487,171 and $1,350,548,
    respectively, as detailed below.

                                                       Fair Value
                                             December 31,   December 31,
                                                    1999           1998
        Currencies:
            -Exchange Traded Contracts       $    27,204    $    54,358
            -OTC Contracts                       (85,269)        53,374
        Energy                                   (29,936)       (47,454)
        Grains                                        18         58,398
        Interest Rates U.S.                      131,062        (82,237)
        Interest Rates Non-U.S                    48,053      1,290,455
        Livestock                                  2,885         25,120
        Metals                                    97,976        (97,212)
        Softs                                    (10,624)        93,013
        Indices                                  308,607          2,733
        Lumber                                    (2,805)          --
                                             -----------    -----------
        Total                                $   487,171    $ 1,350,548
                                             -----------    -----------


5.  Distributions and Redemptions:
    Distributions of profits, if any, will be made at the sole discretion of the General Partner. On 10 days notice to the General Partner, a limited partner may require the Partnership to redeem his Units at their Redemption Net Asset Value as of the last day of a quarter. Redemption fees equal to 2% of Redemption Net Asset Value per Unit redeemed will be charged to any limited partner who redeems his Units on the first, second or third possible redemption dates, and 1 % on the fourth and fifth possible redemption dates. Thereafter, no redemption fee will be charged. During 1997, SSB received redemption fees of $33,328. Redemption Net Asset Value differs from Net Asset Value calculated for financial reporting purposes in that any accrued liability for reimbursement of offering and organization expenses will not be included in the calculation of Redemption Net Asset Value.

6.  Net Asset Value Per Unit:
    Changes in the net asset value per Unit of Partnership interest for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                                     1999        1998         1997

Net realized and unrealized gains (losses)     $  (120.12)  $   47.41    $  66.66
Realized and unrealized appreciation
(depreciation) on Zero Coupons                     (51.90)      32.87       21.33
Interest income                                     62.91       61.61       58.85
Expenses                                           (20.34)     (32.49)     (31.51)
                                                 --------    --------    --------
Increase (decrease) for year                      (129.45)     109.40      115.33
Net asset value per Unit, beginning of year      1,328.41    1,219.01    1,103.68
                                                --------    --------    --------
Net asset value per Unit, end of year         $  1,198.96  $ 1,328.41  $ 1,219.01
                                                --------    --------    --------


7.  Guarantee:
    In the unlikely event that the Partnership is required to meet a margin call in excess of the cash balance in its trading accounts, SSBHI will contribute up to an amount equal to the maturity value of the Zero Coupons held by the Partnership at the time of such call to the capital of the Partnership to permit it to meet its margin obligations in excess of its cash balance. The guarantee can only be invoked once. After the guarantee is invoked, trading will cease and the General Partner will either wait until the First Payment Date or will distribute cash and Zero Coupons to the limited partners.
8.  Financial Instrument Risks:
    The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract. Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions (see table in Note
    4). The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SSB. The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

    The  notional  or   contractual   amounts  of  these   instruments,   while
    appropriately not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of December 31, 1999. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

9.  New Accounting Pronouncements
    The Partnership adopted Statement on Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Financial Instruments and Hedging Activities, on January 1, 1999. SFAS 133 requires that an entity recognize all derivative instruments in the statement of financial condition and measure those financial instruments at fair value. SFAS 133 has no impact on Partners' Capital and operating results as all derivative instruments are recorded at fair value, with changes therein reported in the statement of income and expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
            During the last two fiscal years and any subsequent interim period, no independent accountant who was engaged as the principal accountant to audit the Partnership's financial statements has resigned or was dismissed.

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant.
            The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management LLC Investment decisions are made by the Advisors.
Item 11.    Executive Compensation.
            The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management LLC, its General Partner. SSB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item
1. Business." Brokerage commissions and clearing fees of $1,148,676 were paid for the year ended December 31, 1999. Management fees of $434,157 were paid to the Advisors for the year ended December 31, 1999. There were no incentive fees paid during the year ended December 31, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
                   (a). Security ownership of certain beneficial owners.
As of March 1, 2000, two beneficial owners who are neither a director nor executive officer own more than five percent (5%) of the outstanding Units issued by the Registrant as follows:

Title           Name and Address of          Amount and Nature of     Percent of
of Class        Beneficial Owner             Beneficial Ownership       Class
--------        -------------------          --------------------     ----------
Units of        CITIC Industrial Bank        5,000 Units                22.0%
Limited         No. 6 Xinyuan Nan Lu
Partnership     Chaoyang District Beijing
Interest

Units of        Marilyn Duke Co. Ttee        1,500 Units                 6.6%
Limited         Evelyn Freed Co. Ttee
Partnership     FBO:  Naomi R Wilden Trust
Interest        P. O. BOX 430
                Rogue River, OR 97537-0430

                  (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of partnership interest equivalent to 376 (1.6%) Units of Limited Partnership Interest.
                  (c). Changes in control.  None.
Item 13.  Certain Relationships and Related Transactions.
                  Salomon Smith Barney Inc. and Smith Barney Futures Management LLC would be considered promoters for purposes of Item 404(d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under "Item 1. Business.", "Item 8. Financial Statements and Supplementary Data." and "Item 11. Executive Compensation."

                                     PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.
         (a)  (1)   Financial Statements:
                           Statement of Financial Condition at December 31, 1999 and 1998.
                           Statement of Income and Expenses for the years ended December 31, 1999, 1998 and 1997. Statement of Partners' Capital for the years ended December 31, 1999, 1998 and 1997.
                  (2) Financial Statement Schedules:Financial data schedule for the year ended December 31, 1998.
                  (3)      Exhibits:
                  3.1 Limited Partnership Agreement (dated April 3, 1995 and amended as of June 22, 1995), (filed as Exhibit
                           3.1 to the Registration Statement on Form S-1 (File No. 33-01742) and incorporated herein by reference).
                  3.2 Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of New York (filed as Exhibit 3.2 to the
                           Registration   Statement   on  Form  S-1  (File  No.
                           33-91742) and incorporated herein by reference).

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

                  10.9 - Letters   extending   Management  Agreements with Rabar
                         Market Research, Inc. and John W. Henry & Company, Inc.for 1998 (previously filed).

                  10.10- Letter from  General   Partner  terminating  Management
                         Agreement with Abraham Trading Co. (previously filed).

                  10.11- Management   Agreement   among  the  Partnership,  the
                         General Partner and Fort Orange Capital Management for 1999 (filed herein)

                  10.12- Letters  extending  Management  Agreements  with  Rabar
                         Market Research, Inc. and John W. Henry & Company, Inc.for 1999 (filed herein)

         (b)  Reports on 8-K:  None Filed.

         Supplemental Information To Be Furnished With Reports Filed Pursuant To
Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.




Annual Report to Limited Partners

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 30th day of March 2000.

SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.


By:       Smith Barney Futures Management LLC
          (General Partner)



By        /s/        David J. Vogel
          David J. Vogel, President & Director


          Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.



/s/ David J. Vogel                                  /s/ Jack H. Lehman III
David J. Vogel                                      Jack H. Lehman III
Director, Principal Executive                       Chairman and Director
Officer and President



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