Form 10-Q
period 2000-03-31
SMITH BARNEY PRINCIPAL PLUS FUTURES FUND LP
filed 2000-05-12
CIK 944697

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2000

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

  Item 1.  Financial Statements:

           Statement of Financial Condition
           at March 31, 2000) and December 31,
           1999 (unaudited).                                          3

           Statement of Income and Expenses
           and Partners' Capital for the three
           months ended March 31, 2000 and 1999 (unaudited).          4

           Notes to Financial Statements
           (unaudited).                                             5 - 8

 Item 2.   Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations.                                              9 - 10

 Item 3.   Quantitative and Qualitative
           Disclosures of Market Risk                               11 - 12

PART II - Other Information                                         13 - 15

                                     PART I

                          Item 1. Financial Statements


                 SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION
                                  (Unaudited)


                                                  MARCH 31,      DECEMBER 31,
                                                      2000          1999

ASSETS:

Equity in commodity futures trading account:
  Cash                                           $ 7,522,907   $ 8,748,980
  Net unrealized appreciation
   on open futures contracts                         317,802       478,762
  Zero coupons, $19,472,000  and
   $22,678,000 principal amount in
   2000 and 1999, respectively,
   due February 15, 2003 at market value
   (amortized cost $16,528,484 and $18,971,524
   in 2000 and 1999, respectively)                16,262,235    18,629,297
  Commodity options owned, at market value
   (cost $6,704 and $22,793 in 2000 and
   1999, respectively)                                 6,795         8,409
                                                 -----------   -----------
                                                  24,109,739    27,865,448
Receivable from SSB on sale of zero coupons        2,673,451     1,184,588
Interest receivable                                   28,580        29,784
                                                 -----------   -----------
                                                 $26,811,770   $29,079,820
                                                 ===========   ===========



LIABILITIES AND PARTNERS' CAPITAL:


Liabilities:

 Accrued expenses:
  Management fees                                $    26,170   $    32,020
  Commissions                                         68,274        79,735
  Other                                               60,381        48,061
 Redemption payable                                3,768,493     1,730,099
                                                 -----------   -----------
                                                   3,923,318     1,889,915
                                                 -----------   -----------
Partners' Capital:
General Partner, 376 Unit
  equivalents outstanding  in 2000 and 1999          441,969       450,809
Limited Partners, 19,096 and 22,302 Units
  of Limited Partnership Interest
  outstanding in 2000 and
  1999 , respectively                             22,446,483    26,739,096
                                                 -----------   -----------
                                                  22,888,452    27,189,905
                                                 -----------   -----------
                                                 $26,811,770   $29,079,820
                                                 ===========   ===========


See Notes to Financial Statements.

                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                -------------   ----------------
                                                       2000              1999
                                                -------------   ----------------
Income:
  Net losses on trading of commodity
   futures:
  Realized losses on closed positions              $   (444,816)   $   (333,670)
  Change in unrealized gains (losses)
   on open positions                                   (146,485)     (1,065,384)
                                                   ------------    ------------
                                                       (591,301)     (1,399,054)
Less, brokerage commissions including
  clearing fees of $7,454 and
  $10,005, respectively                                (231,756)       (311,984)
                                                   ------------    ------------
  Net realized and unrealized losses                   (823,057)     (1,711,038)
  Gain (loss) on sale of zero coupons                   (47,909)         13,037
  Unrealized appreciation (depreciation)
  on zero coupons                                        75,978        (515,050)
  Interest income                                       363,203         398,348
                                                   ------------    ------------
                                                       (431,785)     (1,814,703)
                                                   ------------    ------------


Expenses:
  Management fees                                        82,741         117,750
  Other expenses                                         18,434          16,417
                                                   ------------    ------------
                                                        101,175         134,167
                                                   ------------    ------------

  Net loss                                             (532,960)     (1,948,870)
  Redemptions                                        (3,768,493)       (962,212)
                                                   ------------    ------------
  Net decrease in Partners' capital                  (4,301,453)     (2,911,082)
Partners' capital, beginning of period               27,189,905      34,274,406
                                                   ------------    ------------
Partners' capital, end of period                   $ 22,888,452    $ 31,363,324
                                                   ============    ============
Net asset value per Unit
  (19,472 and 25,033 Units outstanding
  at March 31, 2000 and 1999, respectively)        $   1,175.45    $   1,252.88
                                                   ============    ============
Net loss per Unit of Limited Partnership
  Interest and General Partner Unit equivalent     $     (23.51)   $     (75.53)
                                                   ============    ============

See Notes to Financial Statements

                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. All trading decisions are made by John W. Henry & Company, Inc., Fort Orange Capital Management and Rabar Market Research Inc. (collectively, the "Advisors").

         The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2000 and December 31, 1999 and the results of its operations for the three months ended March 31, 2000 and 1999. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

         Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.       Net Asset Value Per Unit:

          Changes in net asset value per Unit for the three months ended March 31, 2000 and 1999 were as follows:


                                                    THREE-MONTHS ENDED
                                                         MARCH 31,
                                                    2000             1999

Net realized and unrealized
 losses                                     $     (36.29)     $     (66.32)
Realized and unrealized
 appreciation(depreciation) on
 Zero Coupons                                       1.24            (19.45)
Interest income                                    16.01             15.45
Expenses                                           (4.47)            (5.21)
                                                 ---------         ---------
Decrease for period                               (23.51)           (75.53)

Net Asset Value per Unit,
  beginning of period                           1,198.96          1,328.41
                                                ---------         ---------
Net Asset Value per Unit,
  end of period                             $   1,175.45      $   1,252.88
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

         All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the periods ended March 31, 2000 and December 31, 2000, based on a monthly calculation, was $554,981 and $465,450, respectively. The fair value of these commodity interests, including options thereon, if applicable, at March 31, 2000 and December 31, 1999, was $324,597 and $487,171, respectively, as detailed below.


                                                           Fair Value
                                                   March 31,        December 31,
                                                     2000                  1999
                                                  ----------          ----------
Currency:
- Exchange Traded Contracts                        $  37,499          $  27,204
- OTC Contracts                                     (110,438)           (85,269)
Energy                                               (10,275)           (29,936)
Grains                                               124,939                 18
Interest Rates U.S.                                  121,405            131,062
Interest Rates Non-U.S                               161,944             48,053
Livestock                                             24,195              2,885
Metals                                                29,814             97,976
Softs                                                (19,880)           (10,624)
Indices                                              (34,375)           308,607
Lumber                                                  (231)            (2,805)
                                                   ---------          ---------
Total                                              $ 324,597          $ 487,171
                                                   =========          =========


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

         The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of March 31, 2000. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources

         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's first quarter of 2000.

         The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

         For the three months ended March 31, 2000, Partnership capital decreased 15.8% from $27,189,905 to $22,888,452. This decrease was attributable to net loss from operations of $532,960 coupled with the redemption of 3,206 Units totaling $3,768,493 for the three months ended March 31, 2000. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

         During the Partnership's first quarter of 2000, the net asset value per unit decreased 2.0% from $1,198.96 to $1,175.45 as compared to a decrease of 5.7% in the first quarter of 1999. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2000 of $591,301. Losses were primarily attributable to the trading of commodity futures in currencies, grains, U.S. and non- U.S interest rates, metals, softs and indices and were partially offset by gains in livestock and energy. The Partnership experienced a net trading loss before commissions and related fees in the first quarter of 1999 of $1,399,054. Losses were primarily attributable to the trading of commodity futures in livestock, indices, softs, metals and non-U.S. interest rates and were partially offset by gains in currencies, U.S. interest rates, energy and grains.

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

          Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate. Also included in interest income is the amortization of original issue discount on the Zero Coupons based on the interest method. Interest income for the three months ended March 31, 2000 decreased by $35,145 as compared to the corresponding period in 1999. The decrease in interest income is primarily due to the effect of redemptions on the Partnership's Zero Coupons and equity maintained in cash.

          Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended March 31, 2000 decreased by $80,228 as compared to the corresponding period in 1999.

          All trading decisions for the Partnership are currently being made by the Advisors. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2000 decreased by $35,009 as compared to the corresponding period in 1999.

          Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. There were no incentive fees earned for the three months ended March 31, 2000 or 1999.

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

         Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day intervals. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

         The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 2000. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2000, the Partnership's total capitalization was approximately $22,888,452. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1999.


                                 March 31, 2000
                                   (Unaudited)

                                                                 Year to Date
                                                 % of Total     High       Low
Market Sector                   Value at Risk  Capitalization     Value at Risk
--------------------------------------------------------------------------------

Currencies:
 - Exchange Traded Contracts         $  115,417      0.51%   $263,939   $ 71,899
 - OTC Contracts                        203,530      0.89%    347,886     61,426
Energy                                   82,050      0.36%    212,500     45,351
Grains                                   82,450      0.36%     82,450     18,670
Interest Rates U.S.                     144,410      0.63%    258,745     45,312
Interest Rates Non-U.S                  370,280      1.62%    629,165    210,853
Livestock                                20,775      0.09%     20,775      6,900
Metals                                  302,400      1.32%    342,750    178,200
Softs                                    61,350      0.27%    136,800     36,200
Indices                                 258,905      1.13%    606,091    148,563
Lumber                                    3,300      0.01%      6,600      2,200
                                       --------   --------
Total                                $1,644,867      7.19%
                                      =========   ========

                            PART II OTHER INFORMATION

Item 1.   Legal Proceedings -

For information concerning a suit filed by Harris Trust Savings Bank (as trustee for the Ameritech Pension Trust) and others against Salomon Brothers Inc., and Salomon Brothers Realty Corp., see the description that appears in the second and third paragraphs under the caption "Legal Proceedings" beginning on page 11 of the Annual Report on Form 10-K of the Company for the year ended December 31, 1999 (File No. 1-4346), which description is included as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein. In April 2000, the U.S. Supreme Court heard oral argument on plaintiffs' petition to reverse the decision of the U.S. Court of Appeals for the Seventh Circuit. The U.S. Supreme Court reserved its decision, and has not yet released its opinion.

For information concerning the complaints filed in the U.S. District Court for the Eastern District of Louisiana (Board of Liquidations, City Debt of the City of New Orleans v. Smith Barney, Inc. et ano. and The City of New Orleans v. Smith Barney, Inc. et ano.), a purported class action in Florida against numerous broker-dealers including the Company (Dwight Brock as Clerk for Collier County v. Merrill Lynch, et al.), and the IRS and SEC industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions, see the description that appears in the fourth, fifth and sixth paragraphs under the caption " Legal Proceedings" beginning on page 11 of the Annual Report on Form 10-K of SSBHI for the year ended December 31, 1999 (File No. 1-4346), which description is included as Exhibit 99.2 to this form 10-Q and incorporated by reference herein. In April 2000, seventeen investment banks, including the Company, entered into an agreement with the federal government to settle charges related to the pricing of Treasury securities in advanced refunding transactions. Thereafter, plaintiffs filed voluntary discontinuances in the two Louisiana federal actions.

For information concerning the matter entitled MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc., see the description that appears in the seventh paragraph under the caption "Legal Proceedings" beginning on page 11 of the Annual Report on Form 10-K of SSBHI for the year ended December 31, 1999 (File No. 1-4346), which description is included as Exhibit 99.3 to this Form 10-Q and incorporated by reference herein. In March 2000, plaintiffs' motion to dismiss the Company's amended counterclaims was argued, and no decision has been rendered.

Exhibit 99.1


Second and third paragraphs under the caption "Legal Proceedings" beginning on page 11 of the Annual Report on Form 10-K of SSBHI for the year ended December 31, 1999 (File No. 1-4346).

In September 1992, Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust ("APT")), Ameritech Corporation, and an officer of Ameritech filed suit against Salomon Brothers Inc. ("SBI") and Salomon Brothers Realty Corporation ("SBRC") in the U.S. District Court for the Northern District of Illinois (Harris Trust Savings Bank, not individually but solely as trustee for the Ameritech Pension Trust, Ameritech Corporation and John A. Edwardson v. Salomon Brothers Inc and Salomon Brothers Realty Corp.). The second amended complaint alleges that three purchases by APT from defendants of participation interests in net cash flow or resale proceeds of three portfolios of motels owned by Motels of America, Inc. ("MOA"), as well as a fourth purchase by APT of a similar participation interest in a portfolio of motels owned by Best Inns, Inc. ("Best"), violated the Employee Retirement Income Security Act ("ERISA"), and that APT's purchase of the participation interests in the third MOA portfolio and in the Best portfolio violated the Racketeer Influenced and Corrupt Organization Act ("RICO") and the Illinois Consumer Fraud and Deceptive Practices Act ("Consumer Fraud Act"), and constituted fraud, negligent misrepresentation, breach of contract and unjust enrichment. SBI had acquired the participation interests when it purchased principal mortgage notes issued by MOA and Best to finance purchases of motel portfolios; 95% of three of those interests and 100% of the fourth were sold to APT for a total of approximately $20.9 million. Plaintiffs' second amended complaint seeks judgment (a) on the ERISA claims for the approximately $20.9 million purchase price, for rescission and for disgorgement of profits, as well as other relief, and (b) on the RICO and state law claims in the amount of $12.3 million, with damages trebled to $37 million on the RICO claims and punitive damages in excess of $37 million on certain of the state law claims as well as other relief. Following motions by defendants, the court dismissed the RICO, Consumer Fraud Act, fraud, negligent misrepresentation, breach of contract, and unjust enrichment claims. The court also found that defendants were not ERISA fiduciaries and dismissed two of the three claims based on that allegation. Defendants moved for summary judgment on plaintiffs' only remaining claim, which alleged an ERISA violation. The motion was denied, and defendants appealed to the U.S. Court of Appeals for the Seventh Circuit. In July 1999, the U. S. Court of Appeals for the Seventh Circuit reversed the denial of defendants' motion for summary judgment and dismissed the sole remaining ERISA claim against the Company. Plaintiffs filed a petition for certiorari with the U. S. Supreme Court seeking review of the decision of the Court of Appeals. The petition was granted in January 2000.

Both the Department of Labor and the Internal Revenue Service have advised SBI that they were or are reviewing the underlying transactions. With respect to the Internal Revenue Service, SSBHI, SBI and SBRC have consented to extensions of time for the assessment of excise taxes that may be claimed with respect to the transactions for the years 1987, 1988 and 1989. In August 1996, the IRS sent SSBHI, SBI and SBRC what appeared to be draft "30-day letters" with respect to the transactions and SSBHI, SBI and SBRC were given an opportunity to comment on whether the IRS should issue 30-day letters, which would actually commence the assessment process. In October 1996, SSBHI, SBI and SBRC submitted a memorandum setting forth reasons why the IRS should not issue such 30-day letters. Since that time, the IRS has not issued such 30-day letters to SSBHI, SBI or SBRC.

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


Date:       5/12/00

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  Smith Barney Futures Management LLC
     (General Partner)



By:  /s/ David J. Vogel, President
     David J. Vogel, President


Date:        5/12/00



By:  /s/ Daniel A. Dantuono
     Daniel A. Dantuono
     Chief Financial Officer and
     Director

Date:        5/12/00