Form 10-Q
period 2000-06-30
SMITH BARNEY PRINCIPAL PLUS FUTURES FUND LP
filed 2000-08-14
CIK 944697

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2000

Commission File Number 0-28350

                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
             (Exact name of registrant as specified in its charter)

      New York                                       13-3823300
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

                     c/o Smith Barney Futures Management LLC
                           388 Greenwich St. - 7th Fl.
                            New York, New York 10013
              (Address and Zip Code of principal executive offices)


                                 (212) 723-5424
              (Registrant's telephone number, including area code)
        ----------------------------------------------------------------

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

                                                                      Page
                                                                     Number

PART I - Financial Information:

            Item 1.     Financial Statements:

                        Statement of Financial Condition
                        at June 30, 2000) and December 31,
                        1999 (unaudited).                               3

                        Statement of Income and Expenses
                        and Partners' Capital for the three
                        and six months ended June 30, 2000
                        and 1999 (unaudited).                           4

                        Notes to Financial Statements
                        (unaudited).                                  5 - 9

            Item 2.     Management's Discussion and Analysis
                        of Financial Condition and Results of
                        Operations.                                  10 - 11

            Item 3.     Quantitative and Qualitative
                        Disclosures of Market Risk                   12 - 13

PART II - Other Information                                          14 - 17

                                     PART I

                          Item 1. Financial Statements


                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)


                                                           JUNE 30,            DECEMBER 31,
                                                             2000                  1999
                                                      -------------------   -------------------

ASSETS:

Equity in commodity futures trading account:
  Cash                                                       $ 5,330,052           $ 8,748,980
  Net unrealized appreciation (depreciation)
   on open futures contracts                                    (178,369)              478,762
  Zero coupons, $13,189,000  and $22,678,000
   principal amount in 2000 and 1999, respectively,
   due February 15, 2003 at market value
   (amortized cost $11,359,502 and $18,971,524
   in 2000 and 1999, respectively)                            11,229,115            18,629,297
  Commodity options owned, at market value
   (cost $0 and $22,793 in 2000 and 1999, respectively)                -                 8,409
                                                      -------------------   -------------------
                                                              16,380,798            27,865,448

Receivable from SSB on sale of zero coupons                    5,342,936             1,184,588
Interest receivable                                               18,234                29,784
                                                      -------------------   -------------------

                                                            $ 21,741,968          $ 29,079,820

                                                       ===================   ===================


LIABILITIES AND PARTNERS' CAPITAL:


Liabilities:

 Accrued expenses:
  Management fees                                               $ 19,085              $ 32,020
  Commissions                                                     49,382                79,735
  Other                                                           39,959                48,061
 Redemption payable                                            6,980,476             1,730,099
                                                      -------------------   -------------------

                                                               7,088,902             1,889,915

                                                      -------------------   -------------------
Partners' Capital:
General Partner, 376 Unit
  equivalents outstanding  in 2000 and 1999                      417,740               450,809
Limited Partners, 12,813 and 22,302 Units
  of Limited Partnership Interest
  outstanding in 2000 and 1999 , respectively                 14,235,326            26,739,096
                                                      -------------------   -------------------

                                                              14,653,066            27,189,905

                                                      -------------------   -------------------

                                                            $ 21,741,968          $ 29,079,820

                                                      ===================   ===================

See Notes to Financial Statements.
                                        3

                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                             JUNE 30,                            JUNE 30,
                                                   ------------------------------      ------------------------------
                                                       2000            1999                2000            1999

                                                   --------------  --------------      --------------  --------------

Income:
  Net gains (losses) on trading of commodity
   interests:
  Realized gains (losses) on closed positions         $ (874,052)      $ 544,860        $ (1,318,868)      $ 211,190
  Change in unrealized gains (losses) on open
   positions                                            (496,262)        591,632            (642,747)       (473,752)

                                                   --------------  --------------      --------------  --------------

                                                      (1,370,314)      1,136,492          (1,961,615)       (262,562)
Less, brokerage commissions including clearing
  fees of $9,136, $8,555, $16,590 and
  $18,560, respectively                                 (184,087)       (307,808)           (415,843)       (619,792)

                                                   --------------  --------------      --------------  --------------

  Net realized and unrealized gains (losses)          (1,554,401)        828,684          (2,377,458)       (882,354)
  Gain (loss) on sale of Zero Coupons                    (68,525)           (129)           (116,434)         12,908
  Unrealized appreciation (depreciation)
  on Zero Coupons                                        135,862        (424,620)            211,840        (939,670)
  Interest income                                        305,559         393,250             668,762         791,598

                                                   --------------  --------------      --------------  --------------

                                                      (1,181,505)        797,185          (1,613,290)     (1,017,518)

                                                   --------------  --------------      --------------  --------------


Expenses:
  Management fees                                         62,305         115,073             145,046         232,823
  Other expenses                                          11,100          15,955              29,534          32,372

                                                   --------------  --------------      --------------  --------------

                                                          73,405         131,028             174,580         265,195

                                                   --------------  --------------      --------------  --------------

  Net income (loss)                                   (1,254,910)        666,157          (1,787,870)     (1,282,713)
  Redemptions                                         (6,980,476)       (696,043)        (10,748,969)     (1,658,255)

                                                   --------------  --------------      --------------  --------------

  Net decrease in Partners' capital                   (8,235,386)        (29,886)        (12,536,839)     (2,940,968)

Partners' capital, beginning of period                22,888,452      31,363,324          27,189,905      34,274,406

                                                   --------------  --------------      --------------  --------------

Partners' capital, end of period                    $ 14,653,066    $ 31,333,438        $ 14,653,066    $ 31,333,438
                                                   ==============  ==============      ==============  ==============

Net asset value per Unit
  (13,189 and 24,489 Units outstanding
  at June 30, 2000 and 1999, respectively)            $ 1,111.01      $ 1,279.49          $ 1,111.01      $ 1,279.49
                                                   ==============  ==============      ==============  ==============


Net gain (loss)  per Unit of Limited Partnership
  Interest and General Partner Unit equivalent          $ (64.44)        $ 26.61            $ (87.95)       $ (48.92)
                                                   ==============  ==============      ==============  ==============


See Notes to Finanacial Statements
                                        4

                  Smith Barney Principal Plus Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2000
                                   (Unaudited)

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

        Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of June 30, 2000, all trading decisions are made by John W. Henry & Company, Inc., Fort Orange Capital Management and Rabar Market Research Inc. (collectively, the "Advisors"). Effective July 1, 2000 John W. Henry and Company, Inc. was terminated as an Advisor to the Partnership.

        The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2000 and December 31, 1999 and the results of its operations for the three and six months ended June 30, 2000 and 1999. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

        Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.      Net Asset Value Per Unit:

        Changes in net asset value per Unit for the three and six months ended June 30, 2000 and 1999 were as follows:

                                                          THREE-MONTHS ENDED                      SIX-MONTHS ENDED
                                                             JUNE 30,                                  JUNE 30,
                                                       2000                1999                 2000             1999
                                                    ----------        -----------           -----------        --------

Net realized and unrealized
  gains (losses)                                     $  (79.83)          $   33.10          $ (116.12)         $  (33.22)
Realized and unrealized
  gains (losses) on Zero
  Coupons                                                 3.46              (16.96)              4.70             (36.41)
Interest income                                          15.69               15.72              31.70              31.17
Expenses                                                 (3.76)              (5.25)             (8.23)            (10.46)
                                                     ----------          ----------         ----------         ----------

Increase(decrease) for period                           (64.44)              26.61             (87.95)            (48.92)

Net Asset Value per Unit,
 beginning of period                                  1,175.45            1,252.88           1,198.96           1,328.41
                                                     ----------          ----------         ----------          --------

Net Asset Value per Unit,
  end of period                                      $1,111.01           $1,279.49          $1,111.01           $1,279.49
                                                     ==========          ==========         ==========          =========


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

        All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the periods ended June 30, 2000 and December 31, 1999, based on a monthly calculation, was $392,283 and $465,450, respectively. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 2000 and December 31, 1999, was $(178,369) and $487,171, respectively, as detailed below.

                                               Fair Value
                                      June 30,            December 31,
                                        2000                  1999
                                     -----------           ---------

Currency:
- Exchange Traded Contracts            $  4,485            $ 27,204
- OTC Contracts                         (24,794)             (85,269)
Energy                                   21,860             (29,936)
Grains                                    2,515                  18
Interest Rates U.S.                      (1,184)            131,062
Interest Rates Non-U.S.                 (17,325)             48,053
Livestock                                (1,490)              2,885
Metals                                 (147,941)             97,976
Softs                                   (13,660)             (10,624)
Indices                                   (4,069)           308,607
Lumber                                    3,234              (2,805)
                                       ---------           ---------

Total                                 $(178,369)           $487,171
                                      ==========           ========

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

        The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of June 30, 2000. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

        The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's second quarter of 2000.

        The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

        For the six months ended June 30, 2000, Partnership capital decreased 46.1% from $27,189,905 to $14,653,066. This decrease was attributable to net loss from operations of $1,787,870 coupled with the redemption of 9,489 Units totaling $10,748,969 for the six months ended June 30, 2000. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

        During the Partnership's second quarter of 2000, the net asset value per unit decreased 5.5% from $1,175.45 to $1,111.01 as compared to an increase of 2.1% in the second quarter of 1999. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2000 of $1,370,314. Losses were primarily attributable to the trading of commodity futures in grains, U.S. and non-U.S interest rates, metals, softs, livestock and indices and were partially offset by gains in currencies and energy. The Partnership experienced a net trading gain before commissions and related fees in the second quarter of 1999 of $1,136,492. Gains were primarily attributable to the trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, indices and metals and were partially offset by losses in livestock and softs.

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

         Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate. Also included in interest income is the amortization of original issue discount on the Zero Coupons based on the interest method. Interest income for the three and six months ended June 30, 2000 decreased by $87,691 and $122,836, respectively, as compared to the corresponding periods in 1999. The decrease in interest income is primarily due to the effect of redemptions on the Partnership's Zero Coupons and equity maintained in cash.

         Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and six months ended June 30, 2000 decreased by $123,721 and $203,949, respectively, as compared to the corresponding periods in 1999.

         Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2000 decreased by $52,768 and $87,777, respectively, as compared to the corresponding period in 1999.

         Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. There were no incentive fees earned for the three and six months ended June 30, 2000 or 1999.

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

        The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2000. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2000, the Partnership's total capitalization was approximately $14,653,066. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1999.


                                  June 30, 2000
                                   (Unaudited)

                                                                      Year to Date
                                               % of Total         High            Low
Market Sector                Value at Risk   Capitalization  Value at Risk    Value at Risk
-------------------------------------------------------------------------------------------

Currencies:
 - Exchange Traded Contracts     $ 58,290       0.40%         $ 263,939        $ 58,290
 - OTC Contracts                   54,100       0.37%           347,886          54,100
Energy                            102,700       0.70%           212,500          45,351
Grains                             14,075       0.10%           141,400          14,075
Interest Rates U.S.                24,325       0.17%           258,745          11,300
Interest Rates Non-U.S.           112,219       0.77%           629,165         112,219
Livestock                           2,100       0.01%            40,175           1,600
Metals                             60,000       0.41%           342,750          40,000
Softs                              57,100       0.39%           136,800          36,200
Indices                            98,596       0.67%           606,091          86,926
Lumber                             2,200        0.01%             8,100           1,800
                                ---------      ------

Total                            $585,705      4.00%
                                 =========    ======


                            PART II OTHER INFORMATION

Item 1.   Legal Proceedings -

For information concerning a suit filed by Harris Trust Savings Bank (as trustee for the Ameritech Pension Trust) and others against Salomon Brothers Inc., and Salomon Brothers Realty Corp., see the description that appears in the second and third paragraphs under the caption "Legal Proceedings" of the Annual Report on Form 10-K of the Partnership for the year ended December 31, 1999, which description is included as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein, and in the first paragraph under the caption "Legal Proceedings" of the Quarterly Report on Form 10-Q of the Partnership for the quarterly period ended March 31, 2000, which description is included as Exhibit
99.2 to this Form 10-Q and incorporated by reference herein. On June 12, 2000, the U.S. Supreme Court reversed the U.S. Court of Appeals for the Seventh Circuit's judgment, which had overturned the denial of defendants' motion for summary judgment and dismissed the sole remaining ERISA claim against Salomon Smith Barney Holdings, Inc. ("SSBH"), and remanded the matter to the circuit court for further proceedings.

Exhibit 99.1


Second and third paragraphs under the caption "Legal Proceedings" beginning on page 11 of the Annual Report on Form 10-K of SSBH for the year ended December 31, 1999 (File No. 1-4346).

In September 1992, Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust ("APT")), Ameritech Corporation, and an officer of Ameritech filed suit against Salomon Brothers Inc. ("SBI") and Salomon Brothers Realty Corporation ("SBRC") in the U.S. District Court for the Northern District of Illinois (Harris Trust Savings Bank, not individually but solely as trustee for the Ameritech Pension Trust, Ameritech Corporation and John A. Edwardson v. Salomon Brothers Inc and Salomon Brothers Realty Corp.). The second amended complaint alleges that three purchases by APT from defendants of participation interests in net cash flow or resale proceeds of three portfolios of motels owned by Motels of America, Inc. ("MOA"), as well as a fourth purchase by APT of a similar participation interest in a portfolio of motels owned by Best Inns, Inc. ("Best"), violated the Employee Retirement Income Security Act ("ERISA"), and that APT's purchase of the participation interests in the third MOA portfolio and in the Best portfolio violated the Racketeer Influenced and Corrupt Organization Act ("RICO") and the Illinois Consumer Fraud and Deceptive Practices Act ("Consumer Fraud Act"), and constituted fraud, negligent misrepresentation, breach of contract and unjust enrichment. SBI had acquired the participation interests when it purchased principal mortgage notes issued by MOA and Best to finance purchases of motel portfolios; 95% of three of those interests and 100% of the fourth were sold to APT for a total of approximately $20.9 million. Plaintiffs' second amended complaint seeks judgment (a) on the ERISA claims for the approximately $20.9 million purchase price, for rescission and for disgorgement of profits, as well as other relief, and (b) on the RICO and state law claims in the amount of $12.3 million, with damages trebled to $37 million on the RICO claims and punitive damages in excess of $37 million on certain of the state law claims as well as other relief. Following motions by defendants, the court dismissed the RICO, Consumer Fraud Act, fraud, negligent misrepresentation, breach of contract, and unjust enrichment claims. The court also found that defendants were not ERISA fiduciaries and dismissed two of the three claims based on that allegation. Defendants moved for summary judgment on plaintiffs' only remaining claim, which alleged an ERISA violation. The motion was denied, and defendants appealed to the U.S. Court of Appeals for the Seventh Circuit. In July 1999, the U.S. Court of Appeals for the Seventh Circuit reversed the denial of defendants' motion for summary judgment and dismissed the sole remaining ERISA claim against SSBH. Plaintiffs filed a petition for certiorari with the U.S. Supreme Court seeking review of the decision of the Court of Appeals. The petition was granted in January 2000.

Both the Department of Labor and the Internal Revenue Service have advised SBI that they were or are reviewing the underlying transactions. With respect to the Internal Revenue Service, SSBH, SBI and SBRC have consented to extensions of time for the assessment of excise taxes that may be claimed with respect to the transactions for the years 1987, 1988 and 1989. In August 1996, the IRS sent SSBH, SBI and SBRC what appeared to be draft "30-day letters" with respect to the transactions and SSBH, SBI and SBRC were given an opportunity to comment on whether the IRS should issue 30-day letters, which would actually commence the assessment process. In October 1996, SSBH, SBI and SBRC submitted a memorandum setting forth reasons why the IRS should not issue such 30-day letters. Since that time, the IRS has not issued such 30-day letters to SSBH, SBI or SBRC.

Exhibit 99.2

First paragraph under the caption "Legal Proceedings" beginning on page 17 of the Quarterly Report on Form 10-Q of SSBH for the quarterly period ended March 31, 2000 (File No.1-4346).

For information concerning a suit filed by Harris Trust Savings Bank (as trustee for the Ameritech Pension Trust) and others against Salomon Brothers Inc., and Salomon Brothers Realty Corp., see the description that appears in the second and third paragraphs under the caption "Legal Proceedings" of the Annual Report on Form 10-K of the Partnership for the year ended December 31, 1999, which description is included as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein. In April 2000, the U.S. Supreme Court heard oral argument on plaintiffs' petition to reverse the decision of the U.S. Court of Appeals for the Seventh Circuit. The U.S.
Supreme Court reserved its decision, and has not yet released its opinion.


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


Date:      8/14/00

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: Smith Barney Futures Management LLC
         (General Partner)



By: /s/ David J. Vogel, President
         David J. Vogel, President


Date:      8/14/00



By: /s/ Daniel A. Dantuono
         Daniel A. Dantuono
         Chief Financial Officer and
         Director

Date:      8/14/00