Form 10-Q
period 2000-09-30
SMITH BARNEY PRINCIPAL PLUS FUTURES FUND LP
filed 2000-11-14
CIK 944697

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2000

Commission File Number 0-28350

                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
             (Exact name of registrant as specified in its charter)

      New York                                        13-3823300
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

                         (212) 723-5424
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                 Yes   X    No

                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
                                    FORM 10-Q
                                      INDEX

                                                               Page
                                                             Number

PART I - Financial Information:

  Item 1.  Financial Statements:

           Statement of Financial Condition at
           September 30, 2000 and December 31,
           1999 (unaudited).                                    3

           Statement of Income and Expenses
           and Partners' Capital for the three
           and nine months ended September 30,
           2000 and 1999 (unaudited).                            4

           Notes to Financial Statements
           (unaudited).                                        5 - 10

 Item 2.   Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations.                                        11 - 12

 Item 3.   Quantitative and Qualitative
           Disclosures of Market Risk                         13 - 14

PART II - Other Information                                     15

                                     PART I

                          Item 1. Financial Statements

                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)


                                                          SEPTEMBER 30,    DECEMBER 31,
                                                              2000             1999
                                                        --------------    ------------
ASSETS:

Equity in commodity futures trading account:
  Cash                                                    $  3,418,324    $  8,748,980
  Net unrealized appreciation (depreciation)
   on open contracts                                           (88,228)        478,762
  Zero coupons, $11,923,000  and $22,678,000
   principal amount in 2000 and 1999, respectively,
   due February 15, 2003 at market value
   (amortized cost $10,421,433 and $18,971,524
   in 2000 and 1999, respectively)                          10,374,083      18,629,297
  Commodity options owned, at market value
   (cost $0 and $22,793 in 2000 and 1999, respectively)           --             8,409
                                                          ------------    ------------

                                                            13,704,179      27,865,448

Receivable from SSB on sale of zero coupons                  1,100,901       1,184,588
Interest receivable                                             14,000          29,784
                                                          ------------    ------------
                                                          $ 14,819,080    $ 29,079,820
                                                          ============    ============


LIABILITIES AND PARTNERS' CAPITAL:


Liabilities:

 Accrued expenses:
  Management fees                                         $      5,375    $     32,020
  Commissions                                                   26,193          79,735
  Other                                                         38,894          48,061
 Redemption payable                                          1,415,705       1,730,099
                                                          ------------    ------------
                                                             1,486,167       1,889,915
                                                          ------------    ------------

Partners' Capital:
General Partner, 376 Unit
  equivalents outstanding  in 2000 and 1999                    420,462         450,809
Limited Partners, 11,547 and 22,302 Units
  of Limited Partnership Interest
  outstanding in 2000 and 1999, respectively                12,912,451      26,739,096
                                                          ------------    ------------
                                                            13,332,913      27,189,905
                                                          ------------    ------------
                                                          $ 14,819,080    $ 29,079,820
                                                          ============    ============

See Notes to Financial Statements.

                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                              SEPTEMBER 30,              SEPTEMBER 30,
                                                 -----------------------------    ------------------------------
                                                      2000              1999           2000             1999
                                                  ---------------------------     ---------------------------
Income:
  Net gains (losses) on trading of commodity
  interests:
  Realized losses on closed positions             $   (166,981)   $   (539,113)   $ (1,485,849)   $   (327,923)
  Change in unrealized gains (losses) on
  open positions                                        90,141        (831,241)       (552,606)     (1,304,993)

                                                  ------------    ------------    ------------    ------------

                                                       (76,840)     (1,370,354)     (2,038,455)     (1,632,916)
Less, brokerage commissions including
 clearing fees of $3,485, $8,401, $20,075 and
 $26,961, respectively                                 (89,801)       (280,424)       (505,644)       (900,216)

                                                  ------------    ------------    ------------    ------------

  Net realized and unrealized losses                  (166,641)     (1,650,778)     (2,544,099)     (2,533,132)
  Gain (loss) on sale of Zero Coupons                   (5,661)         (2,053)       (122,095)         10,855
  Unrealized appreciation (depreciation)
  on Zero Coupons                                       83,037         (71,538)        294,877      (1,011,208)
  Interest income                                      210,121         393,152         878,883       1,184,750
                                                  ------------    ------------    ------------    ------------
                                                       120,856      (1,331,217)     (1,492,434)     (2,348,735)
                                                  ------------    ------------    ------------    ------------


Expenses:
  Management fees                                       16,777         107,514         161,823         340,337
  Other                                                  8,527          18,699          38,061          51,071
                                                  ------------    ------------    ------------    ------------
                                                        25,304         126,213         199,884         391,408
                                                  ------------    ------------    ------------    ------------

  Net income (loss)                                     95,552      (1,457,430)     (1,692,318)     (2,740,143)
  Redemptions                                       (1,415,705)       (448,953)    (12,164,674)     (2,107,208)
                                                  ------------    ------------    ------------    ------------
  Net decrease in Partners' capital                 (1,320,153)     (1,906,383)    (13,856,992)     (4,847,351)
Partners' capital, beginning of period              14,653,066      31,333,438      27,189,905      34,274,406
                                                 ------------    ------------    ------------    ------------
Partners' capital, end of period                  $ 13,332,913    $ 29,427,055    $ 13,332,913    $ 29,427,055
                                                  ------------    ------------    ------------    ------------
Net asset value per Unit
  (11,923 and 24,121 Units outstanding
  at September 30, 2000 and 1999, respectively)   $   1,118.25    $   1,219.98    $   1,118.25    $   1,219.98
                                                  ------------    ------------    ------------    ------------


Net gain (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent    $       7.24    $     (59.51)   $     (80.71)   $    (108.43)
                                                  ------------    ------------    ------------    ------------

See Notes to Finanacial Statements

                  Smith Barney Principal Plus Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of September 30, 2000, all trading decisions are made by Fort Orange Capital Management and Rabar Market Research Inc. (collectively, the
"Advisors"). Effective July 1, 2000, John W. Henry and Company, Inc. was terminated as an Advisor to the Partnership.

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2000 and December 31, 1999 and the results of its operations for the three and nine months ended September 30, 2000 and 1999. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with
the  financial    statements   and  notes  included   in   the    Partnership's

                  Smith Barney Principal Plus Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)
                                   (Continued)




annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

         Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                  Smith Barney Principal Plus Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)
                                   (Continued)


2.       Net Asset Value Per Unit:

         Changes in net asset value per Unit for the three and nine months ended September 30, 2000 and 1999 were as follows:


                                      THREE-MONTHS ENDED      NINE-MONTHS ENDED
                                         SEPTEMBER 30,        SEPTEMBER 30,
                                       2000        1999         2000        1999
                                    ---------   --------       --------     --------
Net realized and unrealized
  losses                        $     (12.63)$     (67.41)$    (128.75)$    (100.63)
Realized and unrealized
  gains (losses) on Zero
  Coupons                               5.87        (3.00)       10.57       (39.41)
Interest income                        15.93        16.05        47.63        47.22
Expenses                               (1.93)       (5.15)      (10.16)      (15.61)
                                   ---------    ---------    ---------    ---------

Increase(decrease) for period           7.24       (59.51)      (80.71)     (108.43)

Net Asset Value per Unit,
 beginning of period                1,111.01     1,279.49     1,198.96     1,328.41
                                   ---------    ---------    ---------    ---------

Net Asset Value per Unit,
  end of period                 $   1,118.25 $   1,219.98 $   1,118.25 $   1,219.98
                                   =========    =========    =========    =========

                  Smith Barney Principal Plus Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)
                                   (Continued)


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

         All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the periods ended September 30, 2000 and December 31, 1999, based on a monthly calculation, was $273,318 and $465,450, respectively. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 2000 and December 31, 1999, was $(88,228) and $487,171, respectively, as detailed below.

                                    Fair Value
                             September 30,   December 31,
                               2000            1999
                            -----------   ----------
Currency:
- Exchange Traded Contracts   $ (38,349)   $  27,204
- OTC Contracts                   1,198      (85,269)
Energy                          (57,649)     (29,936)
Grains                            4,220           18
Interest Rates U.S.              21,069      131,062
Interest Rates Non-U.S          (33,171)      48,053
Livestock                         1,760        2,885
Metals                           (9,674)      97,976
Softs                             5,195      (10,624)
Indices                           5,909      308,607
Lumber                           11,264       (2,805)
                              ---------    ---------

Total                         $ (88,228)   $ 487,171
                              =========    =========

                  Smith Barney Principal Plus Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)


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

                  Smith Barney Principal Plus Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)

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

         The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of September 30, 2000. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources

         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's third quarter of 2000.

         The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

         For the nine months ended September 30, 2000, Partnership capital decreased 51.0% from $27,189,905 to $13,332,913. This decrease was attributable to net loss from operations of $1,692,318 coupled with the redemption of 10,755 Units totaling $12,164,674 for the nine months ended September 30, 2000. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

         During the Partnership's third quarter of 2000, the net asset value per unit increased 0.7% from $1,111.01 to $1,118.25 as compared to a decrease of 4.7% in the third quarter 1999. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2000 of $76,840. Losses were primarily attributable to the trading of commodity contracts in grains, non U.S. interest rates, metals, softs, livestock and indices and were partially offset by gains in currencies, U.S. interest rates and energy. The Partnership experienced a net trading loss before commissions and related fees in the third quarter of 1999 of $1,370,354. Losses were primarily attributable to the trading of commodity contracts in currencies, U.S and non U.S. interest rates, livestock, indices, grains and metals and were partially offset by gains in energy and softs.

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

          Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate. Also included in interest income is the amortization of original issue discount on the Zero Coupons based on the interest method. Interest income for the three and nine months ended September 30, 2000 decreased by $183,031 and $305,867, respectively, as compared to the corresponding periods in 1999. The decrease in interest income is primarily due to the effect of redemptions on the Partnership's Zero Coupons and equity maintained in cash during the nine month period ended September 30, 2000.

          Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and nine months ended September 30, 2000 decreased by $190,623 and $394,572, respectively, as compared to the corresponding periods in 1999.

          Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2000 decreased by $90,737 and $178,514, respectively, as compared to the corresponding periods in 1999.

          Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. There were no incentive fees earned for the three and nine months ended September 30, 2000 or 1999.

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

         The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2000. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2000, the Partnership's total capitalization was approximately $13,332,913. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1999.


                               September 30, 2000
                                   (Unaudited)

                                                              Year to Date
                                            % of Total       High       Low
Market Sector              Value at Risk  Capitalization     Value at Risk
-------------------------------------------------------------------------------

Currencies:
 - Exchange Traded Contracts   $ 93,031      0.70%       $263,939   $ 29,018
 - OTC Contracts                 31,768      0.24%        347,886     31,768
Energy                           90,000      0.68%        212,500     45,351
Grains                           18,950      0.14%        141,400      9,600
Interest Rates U.S.              31,300      0.23%        258,745     11,300
Interest Rates Non-U.S           92,910      0.70%        629,165     36,963
Livestock                         3,200      0.02%         40,175      1,680
Metals                          104,400      0.78%        342,750     28,000
Softs                            17,500      0.13%        136,800     17,500
Indices                          58,875      0.44%        606,091     27,980
Lumber                            8,800      0.07%          8,800      1,800
                               --------   --------
Total                          $550,734      4.13%
                               ========   ========

                            PART II OTHER INFORMATION

Item 1.   Legal Proceedings -

For information concerning the matter entitled MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc., see the description that appears in the ninth paragraph under the caption "Legal Proceedings" of the Annual Report on Form 10-K of the Partnership for the year ended December 31, 1999. In September 2000, the court denied plaintiffs' motion to dismiss SSB's counterclaims based on indemnification and contribution.

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


Date:        11/14/00

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  Smith Barney Futures Management LLC
           (General Partner)



By:  /s/ David J. Vogel, President
           David J. Vogel, President


Date:        11/14/00



By:  /s/ Daniel A. Dantuono
           Daniel A. Dantuono
           Chief Financial Officer and
           Director

Date:        11/14/00