Form 10-K
period 2000-12-31
SMITH BARNEY PRINCIPAL PLUS FUTURES FUND LP
filed 2001-03-29
CIK 944697

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                      For the year ended December 31, 2000

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

                                     Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

As of February 28, 2001, Limited Partnership Units with an aggregate value of $12,682,140 were outstanding and held by non-affiliates.

                        DOCUMENTS INCORPORATED BY REFERENCE
                                        NONE

                                    PART I

Item 1. Business.

      (a) General development of business. Smith Barney Principal Plus Futures Fund L.P. (the "Partnership") is a limited partnership organized on January 25, 1993 under the partnership laws of the State of New York and was capitalized on April 12, 1995. No activity occurred between January 25, 1993 and April 12, 1995. The Partnership engages in speculative trading of commodity interests, including forward contracts on foreign currencies, commodity options and commodity futures contracts including futures contracts on United States Treasuries and certain other financial instruments, foreign currencies and stock indices. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership maintains a portion of its assets in interest payments stripped from U.S. Treasury Bonds under the Treasury's STRIPS program ("Zero Coupons") which payments will be due February 15, 2003. The Partnership uses the Zero Coupons and its other assets to margin its commodities account.
      A total of 100,000 Units of Limited Partnership Interest in the Partnership (the "Units") were offered to the public. Between July 12, 1995 and November 16, 1995, 37,131 Units were sold to the public at $1,000 per Unit. Proceeds of the offering along with the General Partner's contribution of $376,000 were held in escrow until November 17, 1995 at which time an aggregate of $37,507,000 were turned over to the Partnership and the Partnership commenced trading operations.
      Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc.
      The Partnership's trading of futures, forwards and options contracts, if applicable, on commodities is done on United States of America and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with SSB.
      Under the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement"), the General Partner administers the business and affairs of the Partnership. As of December 31, 2000, all commodity trading decisions are made for the Partnership by Rabar Market Research, Inc. and Fort Orange Capital Management (collectively, the "Advisors"). Neither of the Advisors is affiliated with the General Partner or SSB. The Advisors are not responsible for the organization or operation of the Partnership.
      The Partnership is obligated to pay a monthly management fee of 1/6 of 1% (2% per year) of month-end Net Assets allocated to each advisor. The Partnership will also pay Fort Orange Capital Management an incentive fee payable quarterly equal to 20% of New Trading Profits, as defined in the Management Agreement, earned by it for the Partnership and Rabar Market Research Inc. an incentive fee payable annually equal to 22.5% of New Trading Profits, as defined in the Management Agreement. For the period January 1, 2000 through June 30, 2000, the Partnership was obligated to pay John W. Henry & Company, Inc. a monthly management fee equal to 1/3 of l% (4% per year) and an incentive fee payable quarterly equal to 15% of the New Trading Profits, as defined in the Management Agreement. John W. Henry & Company, Inc. was terminated as an Advisor to the Partnership on July 1, 2000.
      The Customer Agreement provides that the Partnership will pay SSB a monthly brokerage fee equal to 7/12 of 1% of month-end Net Assets allocated to the Advisors (7% per year) in lieu of brokerage commissions on a per trade basis. SSB will pay a portion of its brokerage fees to its financial consultants who have sold Units and who are registered as associated persons with the Commodity Futures Trading Commission (the "CFTC"). The Partnership will pay for National Futures Association ("NFA") fees, exchange and clearing fees, give-up and user fees and floor brokerage fees. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses. Reference should be made to "Item 8. Financial Statements and Supplementary Data." for further information regarding the brokerage commissions included in the notes to the financial statements.
      In addition, SSB will pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined.
      In the unlikely event that the Partnership is required to meet a margin call in excess of the cash balance in its trading accounts, SSBHI will contribute up to an amount equal to the maturity value of the Zero Coupons held by the Partnership at the time of such call to the capital of the Partnership to permit it to meet its margin obligations in excess of its cash balance. The guarantee can only be invoked once. After the guarantee is invoked, trading will cease and the General Partner will either wait until the end of the month in which the Zero Coupons come due (February, 2003), (the "First Payment Date"), or will distribute cash and Zero Coupons to the limited partners. The General Partner will provide a copy of SSBHI's annual report as filed with the SEC to any limited partner requesting it.
      (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests (including, but not limited to, futures contracts, options and forward contracts on U.S. Treasuries, other financial instruments, foreign currencies, stock indices and physical commodities). The Partnership does not engage in sales of goods or services. The Partnership's net income from operations for the year ended December 31, 2000, 1999, 1998, 1997 and 1996 is set forth under "Item
6. Selected Financial Data." Partnership capital as of December 31, 2000 was $13,145,927.
      (c)     Narrative  description  of business.
              See  Paragraphs  (a) and (b) above.
              (i) through (x) - Not applicable.
              (xi) through (xii) - Not applicable.
              (xiii) - The Partnership has no employees.
      (d) Financial Information About Geographic Areas. The Partnership does not engage in sales of goods or services or own any long lived assets, and therefore this item is not applicable.
Item 2.  Properties.
      The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, SSB.
Item 3.  Legal Proceedings.
       Salomon Smith Barney Inc, ("SSB") is a New York corporation with its principal place of business at 388 Greenwich St., New York, New York 10013. SSB is registered as a broker-dealer and futures commission merchant ("FCM"), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. SSB and its affiliates also provide investment banking and other financial services for clients worldwide.
       There have been no administrative, civil or criminal actions pending, on appeal or concluded against SSB or any of its individual principals within the past five years that management believes may have a material impact on SSB's ability to act as an FCM. In the ordinary course of its business, SSB is a party to various claims and regulatory inquiries. Proceedings deemed to be material for purposes of CFTC disclosure requirements are:
       In September 1992, Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust), Ameritech Corporation, and an officer of Ameritech sued Salomon Brothers Inc and Salomon Brothers Realty Corporation in the U.S. District Court for the Northern District of Illinois (Harris Trust Savings Bank, not individually but solely as trustee for the Ameritech Pension Trust, Ameritech Corporation and John A. Edwardson v. Salomon Brothers Inc and Salomon Brothers Realty Corp.). The complaint alleged that purchases by Ameritech Pension Trust from the Salomon entities of approximately $20.9 million in participations in a portfolio of motels owned by Motels of America, Inc. and Best Inns, Inc. violated the Employee Retirement Income Security Act ("ERISA"), the Racketeer Influenced and Corrupt Organization Act ('RICO") and state law. Salomon Brothers Inc had acquired the participations issued by Motels of America and Best Inns to finance purchases of motel portfolios and sold 95% of three such issues and 100% of one such issue to Ameritech Pension Trust. Ameritech Pension Trust's complaint sought (1) approximately $20.9 million on the ERISA claim, and (2) in excess of $70 million on the RICO and state law claims as well as other relief. In various decisions between August 1993 and July 1999, the courts hearing the case have dismissed all of the allegations in the complaint against the Salomon entities. In October 1999, Ameritech appealed to the U.S. Supreme Court and in January 2000, the Supreme Court agreed to hear the case. An argument was heard on April 17, 2000. The appeal seeks review of the decision of the U.S. Court of Appeals for the Seventh Circuit that dismissed the sole remaining ERISA claim against the Salomon entities. In June the Supreme Court reversed the Seventh Circuit and the matter has been remanded to the Trial Courts.
       Both the Department of Labor and the Internal Revenue Service have advised Salomon Brothers Inc that they were or are reviewing the transactions in which Ameritech Pension Trust acquired such participations. With respect to the Internal Revenue Service review, Salomon Smith Barney Holdings, Salomon Brothers Inc and Salomon Brothers Realty have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989.

       In December 1996, a complaint seeking unspecified  monetary damages was
 filed  by  Orange  County,   California  against  numerous  brokerage  firms,
 including Salomon Smith Barney, in the U.S. Bankruptcy Court for the Central District of California. (County of Orange et aL v. Bear Stearns & Co. Inc. et al.) The complaint alleged, among other things, that the brokerage firms recommended and sold unsuitable securities to Orange County. Salomon Smith Barney and the remaining brokerage firms settled with Orange County in mid 1999.
       In June 1998, complaints were filed in the U.S. District Court for the Eastern District of Louisiana in two actions (Board of Liquidations, City Debt of the City of New Orleans v. Smith Barney Inc, et ano. and The City of New Orleans v. Smith Barney Inc. et ano.), in which the City of New Orleans seeks a determination that Smith Barney Inc. and another underwriter will be responsible for any damages that the City may incur in the event the Internal Revenue Service denies tax exempt status to the City's General Obligation Refunding Bonds Series 1991. The complaints were subsequently amended. Salomon Smith Barney has asked the court to dismiss the amended complaints. The Court denied the motion but stayed the case. Subsequently, the city withdrew its lawsuit.
       It November 1998, a class action complaint was filed in the United States District Court for the Middle District of Florida (Dwight Brock as Clerk for Collier County v. Merrill Lynch, et al.). The complaint alleged that, pursuant to a nationwide conspiracy, 17 broker-dealer defendants, including Salomon Smith Barney, charged excessive mark-ups in connection with advanced refunding transactions. Among other relief, plaintiffs sought compensatory and punitive damages, restitution and/or rescission of the transactions and disgorgement of alleged excessive profits. In October 1999, the plaintiff filed a second amended complaint. Salomon Smith Barney has asked the court to dismiss the amended complaint.
       In connection with the Louisiana and Florida matters, the IRS and SEC have been conducting an industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions. In April 2000 SSB and several other broker-dealers entered into a settlement with the IRS and the SEC.
       In December 1998, Salomon Smith Barney was one of twenty-eight market making firms that reached a settlement with the SEC in the matter titled In the Matter of Certain Market Making Activities on NASDAQ. As part of the settlement of that matter, Salomon Smith Barney, without admitting or denying the factual allegations, agreed to an order that required that it: (i) cease and desist from committing or causing any violations of Sections 15(c)(1) and (2) of the Securities Exchange Act of 1934 and Rules l5cl -2, 15c2-7 and 17a-3 thereunder,
 (ii) pay penalties totaling approximately $760,000, and (iii) submit certain policies and procedures to an independent consultant for review.

      In March 1999, a complaint seeking in excess of $250 million was filed by a hedge fund and its investment advisor against Salomon Smith Barney in the Supreme Court of the State of New York, County of New York (MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc.). The complaint included allegations that, while acting as prime broker for the hedge fund, Salomon Smith Barney breached its contracts with plaintiffs, misused their monies, and engaged in tortious (wrongful) conduct, including breaching its fiduciary duties. Salomon Smith Barney asked the court to dismiss the complaint in full. In October 1999, the court dismissed the tort claims, including the breach of fiduciary duty claims. The court allowed the breach of contract and misuse of money claims to stand, Salomon Smith Barney will continue to contest this lawsuit vigorously.
Item 4.  Submission of Matters to a Vote of Security Holders.
      There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.
                                   PART II
Item 5.    Market for  Registrant's  Common Equity and Related  Security  Holder
           Matters.
          (a) Market Information. The Partnership has issued no stock. There is no public market for the Units of Limited Partnership Interest.
          (b) Holders. The number of holders of Units of Limited Partnership Interest as of December 31, 2000 was 745.

           (c) Distribution. The Partnership did not declare a distribution in 2000 or 1999.
           (d) Use of Proceeds. There were no additional sales in the years ended December 31, 2000, 1999 and 1998.

(c) Item 6. Selected Financial Data. Realized and unrealized trading gains (losses), realized and unrealized gains (losses) on Zero Coupons, interest income, net income (loss) and increase in net asset value per Unit for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 and total assets at December 31, 2000, 1999, 1998, 1997 and 1996 were as follows:


                                          2000            1999              1998             1997           1996
                                      ------------    ------------     -------------    ------------      ----------


Realized and unrealized trading
 gains(losses) net of
 brokerage  commissions and
 clearing fees of $588,695,
 $1,148,676, $1,357,927,
 $1,462,372, and $1,459,014,
 respectively                        $(2,076,683)       $(3,003,382)     $1,234,224        $2,025,344      $2,053,372

 Realized and unrealized
  appreciation (depreciation)
  on Zero Coupons                        367,890         (1,301,703)        923,712           631,119      (1,226,193)

 Interest income                       1,071,638          1,563,022       1,710,639         1,916,217       1,935,048
                                     ------------       ------------     -----------      -----------     -----------

                                     $  (637,155)       $(2,742,063)     $3,868,575        $4,572,680      $2,762,227
                                     ============       ============     ===========      ===========     ===========

 Net income (loss)                     $(857,383)       $(3,247,194)     $2,968,642        $3,546,888      $2,043,139
                                      ===========       ============     ===========      ===========     ===========

 Increase (decrease) in
  net asset value per Unit               $(10.68)         $(129.45)         $109.40          $115.33          $58.96
                                         =========        ==========        ========         ========         ======


 Total assets                        $14,239,485        $29,079,820     $35,208,540       $36,883,726     $40,218,283
                                     ============      =============    ============     ============     ===========

                                       13

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.
      (a) Liquidity. The Partnership does not engage in sales of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, Zero Coupons, net unrealized appreciation (depreciation) on open positions and interest receivable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material decrease in liquidity. To minimize this risk, the Partnership follows certain policies including:
      (1) Partnership funds are invested only in commodity interests which are traded in sufficient volume to permit, in the opinion of the Advisors, ease of taking and liquidating positions.
      (2) No Advisor will initiate additional positions in any commodity if such additional positions would result in aggregate positions for all commodities requiring as margin more than 66-2/3% of the Partnership's assets allocated to the Advisor.
      (3) The Partnership will not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchase or sale of additional positions in the same or related commodities.
      (4) The Partnership will not utilize borrowings except short-term borrowings if the Partnership takes delivery of any cash commodities.

       (5) The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.
      (6) The Partnership will not permit the churning of its commodity trading accounts.
      (7) The Partnership may cease trading and liquidate all open positions prior to its dissolution if its Net Assets (excluding assets maintained in Zero Coupons) decrease to 10% of those assets on the day trading commenced (adjusted for redemptions).
      The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. (See also "Item 8. Financial Statements and Supplementary Data." for further information on financial instrument risk included in the notes to financial statements.)
         Other than the risks inherent in commodity trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the Partnership will cease trading operations and liquidate all open positions upon the first to occur of the following: (i) December 31, 2015; (ii) at the end of the month in which the Zero Coupons purchased by the Partnership come due (February 15, 2003), unless the General Partner elects otherwise; (iii) the vote to dissolve the Partnership by limited partners owning more than 50% of the Units; (iv) assignment by the General Partner of all of its interest in the Partnership or withdrawal, removal, bankruptcy or any other event that causes the General Partner to cease to be a general partner under the Partnership Act unless the Partnership is continued as described in the Limited Partnership Agreement; (v) the Partnership is required to register under the Investment Company Act of 1940 and the General Partner determines that dissolution is therefore in the Partnership's best interest; or
(vi) the occurrence of any event which shall make it unlawful for the existence of the Partnership to be continued.

       (b) Capital resources. (i) The Partnership has made no material commitments for capital expenditures.
         (ii) The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading and Zero Coupon appreciation or depreciation, and by expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Partnership's Advisors may or may not be able to identify. Partnership expenses consist of, among other things, commissions, management fees and incentive fees. The level of these expenses is dependent upon the level of trading gains or losses and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. Furthermore, the Partnership will receive no payment on its Zero Coupons until their due date. However, the Partnership will accrue interest on the Zero Coupons and Limited Partners will be required to report as interest income on their U.S. tax returns in each year their pro-rata share of the accrued interest on the Zero Coupons even though no interest will be paid prior to their due date. In addition, the amount of interest income payable by SSB is dependent upon interest rates over which the Partnership has no control.

      No forecast can be made as to the level of redemptions in any given period. A limited partner may cause all of his Units to be redeemed by the Partnership at the Net Asset Value thereof as of the last day of a quarter on ten days' written notice to the General Partner. No fee will be charged for redemptions. For the year ended December 31, 2000, 11,615 Units was redeemed totaling $13,186,595. For the year ended December 31, 1999, 3,123 Units were redeemed totaling $3,837,307. For the year ended December 31, 1998, 3,400 Units were redeemed totaling $4,290,639.
      For each Unit redeemed the Partnership liquidates $1,000 (principal amount) of Zero Coupons and will continue to liquidate $1,000 (principal amount) of Zero Coupons per Unit redeemed. These liquidations will be at market value which will be less than the amount payable on their due date. Moreover, it is possible that the market value of the Zero Coupon could be less than its purchase price plus the original issue discount amortized to date.
       (c) Results of operations. For the year ended December 31, 2000, the net asset value per Unit decreased 0.9% from $1,198.96 to $1,188.28. For the year ended December 31, 1999, the net asset value per Unit decreased 9.7% from $1,328.41 to $1,198.96. For the year ended December 31, 1998, the net asset value per Unit increased 9.0% from $1,219.01 to $1,328.41
      The Partnership experienced net trading losses of $1,487,988 before commissions and expenses for the year ended December 31, 2000. Losses were primarily attributable to the trading in softs, grains, indices, metals, livestock, U.S. and non-U.S. interest rates and were partially offset by gains recognized in currencies and energy products. The Partnership experienced a realized loss of $114,437 on Zero Coupons liquidated in conjunction with the redemption of Units during 2000 and unrealized appreciation of $482,327 on Zero Coupons during 2000.
      The Partnership experienced net trading losses of $1,854,706 before commissions and expenses for the year ended December 31, 1999. Losses were primarily attributable to the trading in livestock, softs, metals, U.S. and non-U.S. interest rates and were partially offset by gains recognized in indices, currencies and energy products. The Partnership experienced a realized loss of $11,715 on Zero Coupons liquidated in conjunction with the redemption of Units during 1999 and unrealized depreciation of $1,289,988 on Zero Coupons during 1999.
      The Partnership experienced net trading gains of $2,592,151 before commissions and expenses for the year ended December 31, 1998. Gains were primarily attributable to the trading in U.S. and non-U.S. interest rates, livestock and energy products and were partially offset by losses recognized in grains, currencies, indices, metals and softs products. The Partnership experienced a realized gain of $82,242 on Zero Coupons liquidated in conjuction with the redemption of Units during 1998 and unrealized appreciation of $841,470 on Zero Coupons during 1998.
      Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.
      (d)    Operational Risk
             The Partnership is directly exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.
Such risks  include:
Operational/Settlement Risk - the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership is subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets.

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

The Partnership's Trading Value at Risk in Different Market Sectors
      The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 2000. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2000, the Partnership's total capitalization was $13,145,927.
                                December 31, 2000

                                                                                        Year to Date
                                                        % of Total                 High               Low
Market Sector                       Value at Risk     Capitalization          Value at Risk      Value at Risk
--------------------------------------------------------------------------------------------------------------
Currencies
-Exchange Traded Contracts              $ 53,848            0.41%                $263,939          $ 29,018
-OTC Contracts                             8,250            0.06%                 347,886             8,250
Energy                                    22,100            0.17%                 212,500            20,000
Grains                                    49,050            0.37%                 141,400             9,600
Interest rates U.S.                       74,150            0.56%                 258,745            11,300
Interest rates Non-U.S.                  221,947            1.69%                 629,165            36,963
Livestock                                 29,070            0.22%                  40,175             1,600
Metals (Exchange Traded and
 OTC Contracts)                           28,300            0.22%                 342,750            26,300
Softs                                     38,600            0.29%                 136,800             9,500
Indices                                   59,282            0.45%                 606,091            27,980
Lumber                                     2,200            0.02%                   8,800             1,800
                                      ----------            -----

Total                                   $586,797            4.46%
                                        ========            =====


As of December 31, 1999, the Partnership's total capitalization was $27,189,905.

                                December 31, 1999

                                                                                         Year to Date
                                                        % of Total                 High                Low
Market Sector                     Value at Risk         Capitalization        Value at Risk       Value at Risk
---------------------------------------------------------------------------------------------------------------
Currencies
-Exchange Traded Contracts            $  131,738            0.49%                $323,143          $ 77,774
-OTC Contracts                           249,863            0.92%                 321,852           223,737
Energy                                    54,000            0.20%                 207,127            14,400
Grains                                    32,540            0.12%                 106,083            25,175
Interest rates U.S.                      150,436            0.55%                 287,200            71,082
Interest rates Non-U.S.                  234,971            0.86%                 981,372            88,058
Livestock                                 12,450            0.05%                  19,020             4,200
Metals (Exchange Traded and
 OTC Contracts)                          342,750            1.26%                 351,000            51,850
Softs                                     44,200            0.16%                  81,500            17,800
Indices                                  407,109            1.50%                 827,809           188,019
Lumber                                     2,200            0.01%                   9,600             1,100
                                      ----------            -----

Total                                 $1,662,257            6.12%
                                      ==========            =====


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

      The following were the primary trading risk exposures of the Partnership as of December 31, 2000, by market sector.
      Interest Rates. Interest rate risk is the principal market exposure of the Partnership. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes futures positions on the government debt of smaller nations -- e.g., Australia. The General Partner anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future.
      Currencies. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing Value at Risk in a functional currency other than dollars.

      Stock Indices. The Partnership's primary equity exposure is to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. As of
December 31, 2000, the Partnership's primary exposures were in the S&P 500, Nikkei (Japan) and Hang Seng (Hong Kong) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)
      Metals. The Partnership's primary metal market exposure is to fluctuations in the price of gold and silver. Although certain of the Advisors will from time to time trade base metals such as aluminum and copper, the principal market exposures of the Partnership have consistently been in the precious metals, gold and silver. The General Partner anticipates that gold and silver will remain the primary metals market exposure for the Partnership.
      Softs. The Partnership's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Coffee, cocoa, cotton and sugar accounted for the substantial bulk of the Partnership's commodity exposure as of December 31, 2000.
      Energy. The Partnership's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East.

Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.
Qualitative Disclosures Regarding Non-Trading Risk Exposure
      The following were the only non-trading risk exposures of the Partnership as of December 31, 2000.
      Foreign Currency Balances. The Partnership's primary foreign currency balances are in Japanese yen, Euro dollar, British pounds and Swiss francs. The Advisor regularly converts foreign currency balances to dollars in an attempt to control the Partnership's non-trading risk.
      Securities Positions. The Partnership's only market exposure in instruments held other than for trading is in its securities portfolio. The Partnership maintains a portion of its assets in principal amounts stripped from U.S. Treasury Bonds under the Treasury's STRIPS program. Violent fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Partnership's securities.
Qualitative Disclosures Regarding Means of Managing Risk Exposure
      The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject.
      The General Partner monitors the Partnership's performance and the concentration of its open positions, and consults with the Advisors concerning the Partnership's overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require certain of the Advisors to close out individual positions as well as enter certain positions traded on behalf of the Partnership. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisors' own risk control policies while maintaining a general supervisory overview of the Partnership's market risk exposures.
      Each Advisor applies its own risk management policies to its trading. The Advisors often follow diversification guidelines, margin limits and stop loss points to exit a position. The Advisors' research of risk management often suggests ongoing modifications to their trading programs.
      As part of the General Partner's risk management, the General Partner periodically meets with the Advisors to discuss their risk management and to look for any material changes to the Advisors' portfolio balance and trading techniques. The Advisors are required to notify the General Partner of any material changes to their programs.
      In the unlikely event that the Partnership is required to meet a margin call in excess of the cash balance in its trading accounts, SSBHI will contribute up to an amount equal to the maturity value of the Zero Coupons held by the Partnership at the time of such call to the capital of the Partnership to permit it to meet its margin obligations in excess of its cash balance.

Item 8.  Financial Statements and Supplementary Data.




                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
                          INDEX TO FINANCIAL STATEMENTS

                                                                   Page
                                                                   Number

                Oath or Affirmation                                   F-2

                Report of Independent Accountants.                    F-3

                Financial Statements:
                Statement of Financial Condition at
                December 31, 2000 and 1999.                           F-4

                Statement of Income and Expenses for
                the years ended December 31, 2000, 1999
                and 1998.                                             F-5

                Statement of Partners' Capital for the
                years ended December 31, 2000, 1999 and
                1998.                                                 F-6

                Notes to Financial Statements.                    F-7 - F-11

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

Smith Barney Futures Management LLC
388 Greenwich Street
7th Floor
New York, N.Y.  10013
212-723-5424

                        Report of Independent Accountants

To the Partners of
   Smith Barney Principal PLUS Futures Fund L.P.:

In our opinion, the accompanying statement of financial condition and the related statements of income and expenses and of partners' capital present fairly, in all material respects, the financial position of Smith Barney Principal PLUS Futures Fund L.P. at December 31, 2000 and 1999, and the results of its operations for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of the General Partner; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management of the General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
New York, New York
March 9, 2001

                           Smith Barney Principal PLUS
                                Futures Fund L.P.
                        Statement of Financial Condition
                           December 31, 2000 and 1999

                                                                             2000        1999
Assets:
Equity in commodity futures trading account:
   Cash (Note 3c)                                                      $ 3,023,608   $ 8,748,980
   Net unrealized appreciation on open positions                           478,851       478,762
   Zero coupons,  $11,063,000 and $22,678,000 principal
    amount in 2000 and 1999, respectively, due
    February 15, 2003 at fair value (amortized cost
    $9,813,170and $18,971,524 in 2000 and 1999,
    respectively) (Notes 1 and 2)                                        9,953,270    18,629,297
  Commodity options owned, at market value (cost $0 and $22,793
    in 2000 and 1999, respectively)                                           --           8,409
                                                                       -----------   -----------
                                                                        13,455,729    27,865,448
  Receivable from SSB on sale of zero coupons                              770,500     1,184,588
  Interest receivable                                                       13,256        29,784
                                                                       -----------   -----------
                                                                       $14,239,485   $29,079,820
                                                                       -----------   -----------

Liabilities and Partners' Capital:
Liabilities:
  Accrued expenses:
   Management fees                                                     $     5,844   $    32,020
   Commissions                                                              27,362        79,735
   Professional fees                                                        33,242        38,284
   Other                                                                     5,189         9,777
  Redemptions payable (Note 5)                                           1,021,921     1,730,099
                                                                       -----------   -----------
                                                                         1,093,558     1,889,915
                                                                       -----------   -----------
Partners' Capital (Notes 1, 5 and 6):
  General Partner, 376 Unit equivalents outstanding in 2000 and 1999       446,793       450,809
  Limited Partners, 10,687 and 22,302 Units of Limited Partnership
   Interest outstanding in 2000 and 1999, respectively                  12,699,134    26,739,096
                                                                       -----------   -----------
                                                                        13,145,927    27,189,905
                                                                       -----------   -----------
                                                                       $14,239,485   $29,079,820
                                                                       -----------   -----------

See notes to financial statements.

                           Smith Barney Principal PLUS
                                Futures Fund L.P.
                        Statement of Income and Expenses
                     for the years ended December 31, 2000,
                                  1999 and 1998

                                                                  2000           1999            1998
Income:
  Net gains (losses) on trading of commodity interests:
   Realized gains (losses) on closed positions               $(1,502,461)   $  (968,536)   $ 2,321,215
   Change in unrealized gains (losses) on open positions          14,473       (886,170)       270,936
                                                             -----------    -----------    -----------
                                                              (1,487,988)    (1,854,706)     2,592,151
  Less, Brokerage commissions including clearing fees of
   $23,109, $33,604 and $39,374, respectively (Note 3c)         (588,695)    (1,148,676)    (1,357,927)
                                                             -----------    -----------    -----------
  Net realized and unrealized gains (losses)                  (2,076,683)    (3,003,382)     1,234,224
  Gains (losses) on sale of zero coupons                        (114,437)       (11,715)        82,242
  Unrealized appreciation (depreciation) on zero coupons         482,327     (1,289,988)       841,470
  Interest income (Notes 3c)                                   1,071,638      1,563,022      1,710,639
                                                             -----------    -----------    -----------
                                                                (637,155)    (2,742,063)     3,868,575
                                                             -----------    -----------    -----------
Expenses:
  Management fees (Note 3b)                                      177,828        434,157        535,282
  Incentive fees (Note 3b)                                          --             --          300,523
  Professional fees                                               37,074         60,814         48,798
  Other expenses                                                   5,326         10,160         15,330
                                                             -----------    -----------    -----------
                                                                 220,228        505,131        899,933
                                                             -----------    -----------    -----------
Net income (loss)                                            $  (857,383)   $(3,247,194)   $ 2,968,642
                                                             -----------    -----------    -----------
Net income (loss) per Unit of Limited Partnership Interest
  General Partner Unit equivalent (Notes 1 and 6)            $    (10.68)   $   (129.45)   $    109.40
                                                             -----------    -----------    -----------

See notes to financial statements.

                           Smith Barney Principal PLUS
                                Futures Fund L.P.
                         Statement of Partners' Capital
                     for the years ended December 31, 2000,
                                  1999 and 1998

                                            Limited         General
                                            Partners        Partner          Total
Partners' capital at December 31, 1997   $ 35,138,055    $    458,348    $ 35,596,403
Net income                                  2,927,508          41,134       2,968,642
Redemption of 3,400 Units of Limited
   Partnership Interest                    (4,290,639)           --        (4,290,639)
                                         ------------    ------------    ------------
Partners' capital at December 31, 1998     33,774,924         499,482      34,274,406
Net loss                                   (3,198,521)        (48,673)     (3,247,194)
Redemption of 3,123 Units of Limited
   Partnership Interest                    (3,837,307)           --        (3,837,307)
                                         ------------    ------------    ------------
Partners' capital at December 31, 1999     26,739,096         450,809      27,189,905
Net loss                                     (853,367)         (4,016)       (857,383)
Redemption of 11,615 Units of Limited
   Partnership Interest                   (13,186,595)           --       (13,186,595)
                                         ------------    ------------    ------------
Partners' capital at December 31, 2000   $ 12,699,134    $    446,793    $ 13,145,927
                                         ------------    ------------    ------------


See notes to financial statements.

                           Smith Barney Principal PLUS
                                Futures Fund L.P.
                          Notes to Financial Statements

1.  Partnership Organization:
    Smith Barney Principal PLUS Futures Fund L.P. (the "Partnership") is a limited partnership which was initially organized on January 25, 1993 under the partnership laws of the State of New York and was capitalized on April 12, 1995. No activity occurred between January 25, 1993 and April 12, 1995. The Partnership engages in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership will maintain a portion of its assets in principal amounts stripped from U.S. Treasury Bonds under the Treasury's STRIPS program which payments are due approximately seven years from the date trading commenced ("Zero Coupons"). The Partnership was authorized to sell 100,000 Units during the initial offering period of the Partnership. Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of his initial capital contribution and profits, if any, net of distributions. The Partnership will be liquidated upon the first to occur of the following: December 31, 2015; at the end of the month in which the Zero Coupons purchased come due (February, 2003) ("First Payment Date"), unless the General Partner elects otherwise, or under certain other circumstances as defined in the Limited Partnership Agreement. The General Partner, in its sole discretion, may elect not to terminate the Partnership as of the First Payment Date. In the event that the General Partner elects to continue the Partnership, each limited partner shall have the opportunity to redeem all or some of his Units.
2.  Accounting Policies:
    a. All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized values on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.
    b. The partnership may purchase and write (sell) options. An option is a contract allowing, but not requiring, its holder to buy (call) or sell
       (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the fund writes an option, the premium received is recorded as a liability in the statement of financial condition and marked to market daily. When the fund purchases an option, the premium paid is recorded as an asset in the statement of financial condition and marked to market daily.

    c. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on his share of the Partnership's income and expenses.
    d. The original issue discount on the Zero Coupons is being amortized over their life using the interest method and is included in interest income.
    e. Zero Coupons are recorded in the statement of financial condition at fair value. Realized gain (loss) on the sale of Zero Coupons is determined on the amortized cost basis of the Zero Coupons at the time of sale.
    f. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
3.  Agreements:
    a. Limited Partnership Agreement:
       The  General  Partner   administers  the  business  and  affairs  of  the
       Partnership including selecting one or more advisors to make trading decisions for the Partnership.
    b. Management Agreements:
       The General Partner, on behalf of the Partnership, has entered into Management Agreements with Fort Orange Capital Management and Rabar Market Research Inc. (collectively, the "Advisors"), which provide that the Advisors have sole discretion in determining the investment of the assets of the Partnership allocated to each Advisor by the General Partner. As compensation for services, the Partnership is obligated to pay a monthly management fee of 1/6 of 1% (2% per year) of month-end Net Assets allocated to each advisor. The Partnership will also pay Fort Orange Capital Management an incentive fee payable quarterly equal to 20% of New Trading Profits, as defined in the Management Agreement, earned by it for the Partnership and Rabar Market Research Inc. an incentive fee payable annually equal to 22.5% of New Trading Profits. For the period January 1, 2000 through June 30, 2000, the Partnership was obligated to pay John W. Henry & Company, Inc. a monthly management fee equal to 1/3 of 1% (4% per year) and an incentive fee payable quarterly equal to 15% of the New Trading Profits, as defined in the Management Agreement. John
       W. Henry & Company, Inc. was terminated as an Advisor to the Partnership on July 1, 2000.
    c. Customer Agreement:
       The Partnership has entered into a Customer Agreement with SSB whereby SSB provides services which include, among other things, the execution of transactions for the Partnership's account in accordance with orders placed by the Advisors. The Partnership is obligated to pay a monthly brokerage fee to SSB equal to 7/12 of 1 % of month-end Net Assets (7% per year) in lieu of brokerage commissions on a per trade basis. A portion of this fee is paid to employees of SSB who have sold Units of the Partnership. This fee does not include exchange, clearing, user, give-up, floor brokerage and NFA fees which will be borne by the Partnership. All of the Partnership's assets are deposited in the Partnership's account at SSB. The Partnership maintains a portion of these assets in Zero Coupons and a portion in cash. The Partnership's cash is deposited by SSB in segregated bank accounts, to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2000 and 1999, the amount of cash held for margin requirements was $699,434 and $1,909,496, respectively. SSB will pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses.
       The Customer Agreement may be terminated by either party.
4.  Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the years ended December 31, 2000 and 1999, based on a monthly calculation, was $269,193 and $465,450, respectively. The fair value of these commodity interests, including options thereon, if applicable, at December 31, 2000 and 1999 was $478,851 and $487,171, respectively, as detailed below.


                                                   Fair Value

                                            December 31,  December 31,
                                                2000         1999
Currencies:
 -Exchange Traded Contracts                  $  65,505    $  27,204
 -OTC Contracts                                 (5,049)     (85,269)
Energy                                           3,487      (29,936)
Grains                                          31,857           18
Interest Rates U.S.                            176,358      131,062
Interest Rates Non-U.S                         169,076       48,053
Livestock                                        7,940        2,885
Metals (Exchange Traded and OTC Contracts)      (8,493)      97,976
Softs                                           10,194      (10,624)
Indices                                         28,350      308,607
Lumber                                            (374)      (2,805)
                                             ---------    ---------
Total                                        $ 478,851    $ 487,171
                                             ---------    ---------


5.  Distributions and Redemptions:
    Distributions of profits, if any, will be made at the sole discretion of the General Partner. On 10 days notice to the General Partner, a limited partner may require the Partnership to redeem his Units at their Redemption Net Asset Value as of the last day of a quarter.

6.   Net Asset Value Per Unit:
    Changes in the net asset value per Unit of Partnership interest for the years ended December 31, 2000, 1999 and 1998 were as follows:



                                                             2000         1999         1998
Net realized and unrealized gains (losses)            $     (89.55)  $  (120.12)  $    47.41
Realized and unrealized appreciation (depreciation)
 on Zero Coupons                                             26.93       (51.90)       32.87
Interest income                                              63.80        62.91        61.61
Expenses                                                    (11.86)      (20.34)      (32.49)
                                                          ---------    ---------    ---------
Increase (decrease) for year                                (10.68)     (129.45)      109.40
Net asset value per Unit, beginning of year               1,198.96     1,328.41     1,219.01
                                                          ---------    ---------    ---------
Net asset value per Unit, end of year                 $   1,188.28  $  1,198.96  $  1,328.41
                                                          ---------    ---------    ---------


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

     The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SSB.

     The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.
     The notional or contractual amounts of these instruments, while appropriately not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of December 31, 2000. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.
9.  Subsequent Events:
     Fort Orange Capital Management and Rabar Market Research Inc. were terminated as Advisors to the Partnership on March 1, 2001. Tucson Asset Management was added as an Advisor on that date.

Item 9. Changes in and Disagreements with Accountants on
        Accounting and  Financial Disclosure.
        During the last two fiscal years and any subsequent interim period, no independent accountant who was engaged as the principal accountant to audit the Partnership's financial statements has resigned or was dismissed.

                                   PART III
Item 10. Directors and Executive Officers of the Registrant.
        The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management LLC. Investment decisions are made by the Advisors.
Item 11. Executive Compensation.
        The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management LLC, its General Partner. SSB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." Brokerage commissions and clearing fees of $588,695 were earned for the year ended December 31, 2000. Management fees of $177,828 were earned by the Advisors for the year ended December 31, 2000. There were no incentive fees earned by the Advisors for the year ended December 31, 2000.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.
            (a). Security ownership of certain beneficial owners.
            The Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.

            (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 376 (3.4%) Units of Limited Partnership Interest.
            (c). Changes in control.  None.
Item 13.    Certain Relationships and Related Transactions.
            Salomon Smith Barney Inc. and Smith Barney Futures Management LLC would be considered promoters for purposes of Item 404(d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under "Item 1. Business.", "Item 8. Financial Statements and Supplementary Data." and "Item 11. Executive Compensation."

                                     PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
      (a)  (1)    Financial Statements:
                  Statement  of  Financial  Condition  at December  31, 2000 and
                  1999.

                  Statement of Income and Expenses for the years ended December 31, 2000, 1999 and 1998. Statement of Partners' Capital for the years ended December 31, 2000, 1999 and 1998.
            (2)   Financial  Statement  Schedules:
                  Financial  data schedule for the year ended December 31,
                  1999.
            (3)   Exhibits:
          3.1 - Limited Partnership Agreement (dated April 3, 1995 and amended as of June 22, 1995),(filed as Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 33-01742) and incorporated herein by reference).
          3.2 - Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of New York (filed as Exhibit 3.2 to the Registration Statement on Form
                  S-1  (File  No.   33-91742)   and   incorporated   herein  by
                  reference).
          10.1 - Customer Agreement between the Partnership and Smith Barney Shearson Inc. (filed as Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 33-91742) and incorporated herein by reference).
          10.3 - Escrow Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 33-91742) and incorporated herein by reference).

          10.5 - Management Agreement among the Partnership, the General Partner and John W. Henry & Company, Inc. (JWH) (filed as
                   Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 33-91742) and incorporated herein by reference).
          10.6 -   Management  Agreement  among the  Partnership,   the  General
                   Partner  and  Rabar  Market  Research, Inc. (filed as Exhibit
                   10.6 to the Registration Statement on Form S-1 (File No. 33-91742) and incorporated herein by reference).
          10.7 - Management Agreement among the Partnership, the General Partner and Abraham Trading Co.(filed as Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 33-91742) and incorporated herein by reference).
          10.8 - Letters extending Management Agreements with Rabar Market Research, Inc., Abraham Trading Co. and John W. Henry & Company, Inc. for 1997 and 1996 (previously filed).
          10.9 -   Letters   extending  Management  Agreements with Rabar Market
                   Research, Inc. and John W. Henry & Company, Inc. for 1998 (previously filed).
         10.10 -   Letter  from  General  Partner  terminating   Management
                   Agreement with Abraham Trading Co. (previously filed).

         10.11 -   Management   Agreement  among the  Partnership,  the General
                   Partner and Fort Orange Capital Management for 1999 (previously filed).
         10.12 - Letters extending Management Agreements with Rabar Market Research, Inc. and John W. Henry & Company, Inc. for 1999 (previously filed).
         10.13 - Letter from the General Partner terminating Management Agreement with John W. Henry & Company Inc. (filed herein).
         10.14 - Letters extending Management Agreements with Rabar Market Research, Inc. and Fort Orange Capital Management for 2000 (filed herein).
(b)   Reports on 8-K:  None Filed.

      Supplemental  Information  To Be Furnished  With Reports Filed Pursuant To
Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.




Annual Report to Limited Partners

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 30th day of March 2001.

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