Form 10-Q
period 2001-03-31
SMITH BARNEY PRINCIPAL PLUS FUTURES FUND LP
filed 2001-05-14
CIK 944697

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2001
                      --------------

Commission File Number 0-28350
                       -------

                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      New York                                      13-3823300
-------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                 Identification No.)

                     c/o Smith Barney Futures Management LLC
                           388 Greenwich St. - 7th Fl.
                            New York, New York 10013
-------------------------------------------------------------------------------
              (Address and Zip Code of principal executive offices)


                                 (212) 723-5424
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                 Yes   X    No
                                                     -----     ----

                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
                                    FORM 10-Q
                                      INDEX

                                                                     Page
                                                                    Number

PART I - Financial Information:

   Item 1.       Financial Statements:

                 Statement of Financial Condition at
                 March 31, 2001 and December 31,
                 2000 (unaudited).                                     3

                 Statement of Income and Expenses
                 and Partners' Capital for the three
                 months ended March 31, 2001 and 2000 (unaudited).     4

                 Notes to Financial Statements
                 (unaudited).                                         5 - 9

   Item 2.       Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations.                                         10 - 11

   Item 3.       Quantitative and Qualitative
                 Disclosures of Market Risk                          12 - 13

PART II - Other Information                                            14

                                     PART I
                          Item 1. Financial Statements

                  Smith Barney Principal PLUS Futures Fund L.P.
                        Statement of Financial Condition
                                   (Unaudited)

                                                            March 31,    December 31,
                                                              2001           2000
                                                          -----------    ------------
Assets:

Equity in commodity futures trading account:
  Cash                                                     $ 2,884,670   $ 3,023,608
  Net unrealized appreciation on open positions                290,044       478,851
  Zero coupons, $10,764,000  and $11,063,000 principal
   amount in 2001 and 2000, respectively, due February
   15, 2003 at fair value (amortized cost $9,686,853 and
   $9,813,170 in 2001 and 2000, respectively)                9,948,735     9,953,270
                                                           -----------   -----------
                                                            13,123,449    13,455,729
Receivable from SSB on sale of zero coupons                    275,810       770,500
Interest receivable                                             10,051        13,256
                                                           -----------   -----------
                                                           $13,409,310   $14,239,485
                                                           ===========   ===========

Liabilities and Partners' Capital:

Liabilities:
 Accrued expenses:
  Commissions                                              $    14,905   $     5,844
  Management fees                                                5,885        27,362
  Incentive fees                                                26,062          --
  Other                                                         38,715        38,431
 Redemptions                                                   360,101     1,021,921
                                                           -----------   -----------
                                                               445,668     1,093,558
                                                           -----------   -----------
Partners' Capital:
General Partner, 376 Units equivalents
  outstanding in 2001 and 2000                                 452,836       446,793
Limited Partners, 10,388 and 10,687 Units
  of Limited Partnership
  Interest outstanding in 2001 and
   2000, respectively                                       12,510,806    12,699,134
                                                           -----------   -----------
                                                            12,963,642    13,145,927
                                                           -----------   -----------
                                                           $13,409,310   $14,239,485
                                                           ===========   ===========


See Notes to Financial Statements.

                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                     ------------------------------
                                                          2001             2000
                                                     -------------     -------------
Income:
  Net gains (losses) on trading of commodity
   interests:
  Realized gains (losses) on closed positions         $    189,429    $   (444,816)
  Change in unrealized losses on open
   positions                                              (188,807)       (146,485)
                                                      ------------    ------------
                                                               622        (591,301)
Less, brokerage commissions including clearing fees
  of $2,797 and $7,454, respectively                       (69,984)       (231,756)
                                                      ------------    ------------
  Net realized and unrealized losses                       (69,362)       (823,057)
  Gain (loss) on sale of zero coupons                        6,730         (47,909)
  Unrealized appreciation on zero coupons                  121,782          75,978
  Interest income                                          173,756         363,203
                                                      ------------    ------------
                                                           232,906        (431,785)
                                                      ------------    ------------

Expenses:
  Management fees                                           15,726          82,741
  Incentive fees                                            26,062            --
  Other expenses                                            13,302          18,434
                                                      ------------    ------------
                                                            55,090         101,175
                                                      ------------    ------------
  Net income (loss)                                        177,816        (532,960)
  Redemptions                                             (360,101)     (3,768,493)
                                                      ------------    ------------
  Net decrease in Partners' capital                       (182,285)     (4,301,453)
Partners' capital, beginning of period                  13,145,927      27,189,905
                                                      ------------    ------------
Partners' capital, end of period                      $ 12,963,642    $ 22,888,452
                                                      ============    ============
Net asset value per Unit
  (10,764 and 19,472 Units outstanding
  at March 31, 2001 and 2000, respectively)           $   1,204.35    $   1,175.45
                                                      ============    ============
Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent        $      16.07    $     (23.51)
                                                      ============    ============

See Notes to Financial Statements

                  Smith Barney Principal PLUS Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of March 31, 2001, all trading decisions are made by Tucson Asset Management ("the Advisor"). Effective March 1, 2001, Fort Orange Capital Management and Rabar Market Research Inc. were terminated as Advisors to the Partnership. Tucson Asset Management was added as an Advisor on that date.

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2001 and December 31, 2000 and the results of its operations for the three months ended March 31, 2001 and 2000. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                  Smith Barney Principal PLUS Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)
                                   (Continued)


2.     Financial Highlights:

     Changes in net asset value per Unit for the three months ended March 31, 2001 and 2000 were as follows:

                                        THREE-MONTHS ENDED
                                             MARCH 31,
                                     ------------------------
                                        2001          2000
                                     -----------   ---------

Net realized and unrealized
 losses                               $  (6.27)    $ (36.29)
Realized and unrealized gains
 on Zero Coupons                         11.62         1.24
Interest income                          15.70        16.01
Expenses                                 (4.98)       (4.47)
                                      ---------    ---------
Increase (decrease) for  period          16.07       (23.51)
Net Asset Value per Unit,
  beginning of period                 1,188.28     1,198.96
                                     ---------    ---------
Net Asset Value per Unit,
  end of period                     $ 1,204.35    $1,175.45
                                     =========    =========


Total return                               1.4%
                                           -----
Ratio of expenses, including
 brokerage commissions, to average
 net assets*                               0.7%
                                           ----
Ratio of net income to average
 net assets*                               1.0%
                                           ----

*  Annualized

                  Smith Barney Principal PLUS Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)
                                   (Continued)


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

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the three and twelve months ended March 31, 2001 and December 31, 2000, respectively, based on a monthly calculation, was $210,005 and $269,193, respectively. The fair value of these commodity interests, including options thereon, if applicable, at March 31, 2001 and December 31, 2000, was $290,044 and $478,851, respectively, as detailed below.

                                     Fair Value
                              -------------------------
                                March 31,   December 31,
                                  2001          2000
                               ---------     ---------

Currency:
- Exchange Traded Contracts    $ 233,788    $  65,505
- OTC Contracts                     --         (5,049)
Energy                             2,764        3,487
Grains                             1,300       31,857
Interest Rates U.S.               49,125      176,358
Interest Rates Non-U.S             3,539      169,076
Livestock                           --          7,940
Metals:
 - Exchange Traded Contracts        --         (2,290)
 - OTC Contracts                 (13,788)      (6,203)
Softs                               --         10,194
Indices                           13,316       28,350
Lumber                              --           (374)
                               ---------    ---------
Total                           $290,044     $478,851
                               =========    =========

                  Smith Barney Principal PLUS Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)


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

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation (depreciation) in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SSB.

                  Smith Barney Principal PLUS Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)

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

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of March 31, 2001. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's first quarter of 2001.

     The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the three months ended March 31, 2001, Partnership capital decreased 1.4% from $13,145,927 to $12,963,642. This decrease was attributable to the redemption of 299 Units resulting in an outflow of $360,101 which was partially offset by the net income from operations of $177,816 for the three months ended March 31, 2001. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

     During the  Partnership's  first  quarter of 2001,  the net asset value per unit increased 1.4% from $1,188.28 to $1,204.35 as compared to a decrease of 2.0% in the first quarter 2000. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2001 of $622. Gains were primarily attributable to the trading of commodity contracts in currencies, U.S. and non-U.S. interest rates and metals and were partially
offset  by  losses  in  indices,  softs,  energy,  grains  and  livestock.   The
Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2000 of $591,301. Losses were primarily attributable to the trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, metals, softs and indices and were partially offset by gains in livestock and energy.

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

     Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate. Also included in interest income is the amortization of original issue discount on the Zero Coupons based on the interest method. Interest income for the three months ended March 31, 2001 decreased by $189,447, as compared to the corresponding period in 2000. The decrease in interest income is primarily due to a decrease in interest rates and the effect of redemptions on the Partnership's equity maintained in cash during the three months ended March 31, 2001 as compared to 2000.

     Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended March 31, 2001 decreased by $161,772, as compared to the corresponding period in 2000.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2001 decreased by $67,015, as compared to the corresponding period in 2000.

     Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2001 resulted in an incentive fee accrual of $26,062. There were no incentive fees earned for the three months ended March 31, 2000.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 2001. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2001, the Partnership's total capitalization was approximately $12,963,642. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2000.


                                 March 31, 2001
                                   (Unaudited)
                                                                 Year to Date
                                              % of Total       High          Low
Market Sector                Value at Risk   Capitalization      Value at Risk
---------------------------------------------------------------------------------
Currencies:
 - Exchange Traded Contracts      $152,100         1.17%   $173,700      $ 48,356
Energy                              27,250         0.21%    198,000         5,400
Grains                              10,400         0.08%     51,050         6,550
Interest Rates U.S.                114,000         0.88%    114,000        32,174
Interest Rates Non-U.S              43,555         0.34%    228,640         8,747
Indices                             33,600         0.26%     95,464         7,758
                                  --------        ------
Total                             $380,905         2.94%
                                 =========        ======

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

SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.


By:  Smith Barney Futures Management LLC
     (General Partner)



By:  /s/ David J. Vogel, President
      --------------------------
      David J. Vogel, President


Date: 5/11/01
      --------

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  Smith Barney Futures Management LLC
     (General Partner)



By:  /s/ David J. Vogel, President
     -------------------------
     David J. Vogel, President


Date: 5/11/01
     --------



By:  /s/ Daniel R. McAuliffe, Jr.
     ----------------------------------
     Daniel R. McAuliffe, Jr.
     Chief Financial Officer and
     Director

Date: 5/11/01
     --------