Form 10-Q
period 2001-06-30
SMITH BARNEY PRINCIPAL PLUS FUTURES FUND LP
filed 2001-08-14
CIK 944697

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2001
                      -------------

Commission File Number 0-28350
                       -------

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

               Statement of Financial Condition at
               June 30, 2001 and December 31,
               2000 (unaudited).                                    3

               Statement of Income and Expenses
               and Partners' Capital for the three
               and six months ended June 30, 2001
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

                                  PART I
                       Item 1. Financial Statements

               Smith Barney Principal PLUS Futures Fund L.P.
                     Statement of Financial Condition
                                (Unaudited)

                                                                       June 30,      December 31,
                                                                          2001         2000
                                                                     ------------    ----------
Assets:

Equity in commodity futures trading account:
  Cash                                                                $ 2,792,176   $ 3,023,608
  Net unrealized appreciation on open positions                            93,146       478,851
  Zero coupons, $10,485,000  and $11,063,000 principal amount in
   2001 and 2000, respectively, due February 15, 2003 at fair value
   (amortized cost $9,574,581 and $9,813,170 in 2001 and 2000,
    respectively)                                                       9,792,256     9,953,270
                                                                      -----------   -----------

                                                                       12,677,578    13,455,729
Receivable from SSB on sale of zero coupons                               260,195       770,500
Interest receivable                                                         6,447        13,256
                                                                      -----------   -----------


                                                                      $12,944,220   $14,239,485
                                                                      ===========   ===========


Liabilities and Partners' Capital:

Liabilities:
 Accrued expenses:
  Commissions                                                         $    15,994   $     5,844
  Management fees                                                           6,321        27,362
  Incentive fees                                                            7,969          --
  Other                                                                    30,778        38,431
 Redemptions                                                              333,927     1,021,921
                                                                      -----------   -----------

                                                                          394,989     1,093,558
                                                                      -----------   -----------


Partners' Capital:
General Partner, 376 Units equivalents outstanding in 2001 and 2000       450,023       446,793
Limited Partners, 10,109 and 10,687 Units of Limited Partnership
  Interest outstanding in 2001 and 2000, respectively                  12,099,208    12,699,134
                                                                      -----------   -----------

                                                                       12,549,231    13,145,927
                                                                      -----------   -----------

                                                                      $12,944,220   $14,239,485
                                                                      ===========   ===========


See Notes to Financial Statements.

                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                   JUNE 30,                     JUNE 30,
                                                       --------------------------------  ----------------------------
                                                             2001               2000          2001            2000
                                                       --------------------------------  -----------------------------
Income:
  Net gains (losses) on trading of commodity
   interests:
  Realized gains (losses) on closed positions            $     63,206    $   (874,052)   $    252,635    $ (1,318,868)
  Change in unrealized losses on open
   positions                                                 (196,898)       (496,262)       (385,705)       (642,747)

                                                         ------------    ------------    ------------    ------------

                                                             (133,692)     (1,370,314)       (133,070)     (1,961,615)
Less, brokerage commissions including clearing fees
  of $4,721, $9,136, $7,518 and  $16,590, respectively        (57,030)       (184,087)       (127,014)       (415,843)
                                                         ------------    ------------    ------------    ------------

  Net realized and unrealized losses                         (190,722)     (1,554,401)       (260,084)     (2,377,458)
  Gain (loss) on sale of Zero Coupons                           5,421         (68,525)         12,151        (116,434)
  Unrealized appreciation (depreciation)
  on Zero Coupons                                             (44,207)        135,862          77,575         211,840
  Interest income                                             163,792         305,559         337,548         668,762

                                                         ------------    ------------    ------------    ------------

                                                              (65,716)     (1,181,505)        167,190      (1,613,290)

                                                         ------------    ------------    ------------    ------------


Expenses:
  Management fees                                              19,514          62,305          35,240         145,046
  Other expenses                                               13,347          11,100          26,649          29,534
  Incentive fees                                              (18,093)           --             7,969            --

                                                         ------------    ------------    ------------    ------------

                                                               14,768          73,405          69,858         174,580

                                                         ------------    ------------    ------------    ------------

  Net income (loss)                                           (80,484)     (1,254,910)         97,332      (1,787,870)
  Redemptions                                                (333,927)     (6,980,476)       (694,028)    (10,748,969)

                                                         ------------    ------------    ------------    ------------

  Net decrease in Partners' capital                          (414,411)     (8,235,386)       (596,696)    (12,536,839)

Partners' capital, beginning of period                     12,963,642      22,888,452      13,145,927      27,189,905

                                                         ------------    ------------    ------------    ------------

Partners' capital, end of period                         $ 12,549,231    $ 14,653,066    $ 12,549,231    $ 14,653,066
                                                         ============    ============    ============    ============

Net asset value per Unit
  (10,485 and 13,189 Units outstanding
  at June 30, 2001 and 2000, respectively)               $   1,196.87    $   1,111.01    $   1,196.87    $   1,111.01
                                                         ============    ============    ============    ============


Net income (loss)  per Unit of Limited Partnership
  Interest and General Partner Unit equivalent           $      (7.48)   $     (64.44)   $       8.59    $     (87.95)
                                                         ============    ============    ============    ============


See Notes to Finanacial Statements
                                        4

                  Smith Barney Principal PLUS Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of June 30, 2001, all trading decisions are made by Tucson Asset Management Inc. (the "Advisor").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2001 and December 31, 2000 and the results of its operations for the three and six months ended June 30, 2001 and 2000. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                  Smith Barney Principal PLUS Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)
                                   (Continued)
2.       Financial Highlights:

     Changes in net asset value per Unit for the three and six months ended June 30, 2001 and 2000 were as follows:

                                          THREE-MONTHS ENDED         SIX-MONTHS ENDED
                                                 JUNE 30,                 JUNE 30,
                                      --------------------------    -------------------------
                                            2001        2000           2001         2000
                                      -------------  -----------    ----------  ------------
Net realized and unrealized
  losses                             $     (17.71) $     (79.83) $     (23.98) $    (116.12)
Realized and unrealized
  gains (losses) on Zero
  Coupons                                   (3.60)         3.46          8.02          4.70
Interest income                             15.21         15.69         30.91         31.70
Expenses                                    (1.38)        (3.76)        (6.36)        (8.23)
                                          ---------     ---------     ---------     ---------

Increase(decrease) for period               (7.48)       (64.44)         8.59        (87.95)

Net Asset Value per Unit,
 beginning of period                     1,204.35      1,175.45      1,188.28      1,198.96
                                         ---------     ---------     ---------     ---------

Net Asset Value per Unit,
  end of period                      $   1,196.87  $   1,111.01  $   1,196.87  $   1,111.01
                                         =========     =========     =========     =========

Total return                                (0.6)%                      0.7%

Ratio of expenses, including
 brokerage commissions, to average
 net assets  *                               0.1%                       0.8%

Ratio of net income (loss) to
 average net assets    *                    (0.2)%                      0.4%

* Annualized

                  Smith Barney Principal PLUS Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)
                                   (Continued)


3.  Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statements of income and expenses and partners' capital.

     The  Customer   Agreement   between  the  Partnership  and  SSB  gives  the
Partnership the legal right to net unrealized gains and losses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the six and twelve months ended June 30, 2001 and December 31, 2000, respectively, based on a monthly calculation, was $257,839 and $269,193, respectively. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 2001 and December 31, 2000, was $93,146 and $478,851, respectively, as detailed below.

                                      Fair Value
                              ------------------------------
                                 June 30,    December 31,
                                   2001          2000
                               ------------   ----------

Currency:
- Exchange Traded Contracts    $   5,550    $  65,505
- OTC Contracts                     --         (5,049)
Energy                              --          3,487
Grains                              --         31,857
Interest Rates U.S.               37,894      176,358
Interest Rates Non-U.S            (4,247)     169,076
Livestock                           --          7,940
Metals:
 - Exchange Traded Contracts       2,975       (2,290)
 - OTC Contracts                 (13,706)      (6,203)
Softs                               --         10,194
Indices                           64,680       28,350
Lumber                              --           (374)
                               ---------    ---------

Total                          $  93,146    $ 478,851
                               =========    =========

                  Smith Barney Principal PLUS Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)


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

                  Smith Barney Principal PLUS Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)

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

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of June 30, 2001. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. Liquidity and Capital Resources


     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's second quarter of 2001.

     The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the six months ended June 30, 2001, Partnership capital decreased 4.5% from $13,145,927 to $12,549,231. This decrease was attributable to the redemption of 578 Units resulting in an outflow of $694,028 which was partially offset by the net income from operations of $97,332 for the six months ended June 30, 2001. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

     During the Partnership's second quarter of 2001, the net asset value per unit decreased 0.6% from $1,204.35 to $1,196.87 as compared to a decrease of 5.5% in the second quarter 2000. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2001 of $133,692. Losses were primarily attributable to the trading of commodity contracts in currencies, energy, grains, softs, indices and metals and were partially offset by gains in U.S. and non-U.S. interest rates. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2000 of $1,370,314. Losses were primarily attributable to the trading of commodity futures in livestock, grains, U.S. and non-U.S. interest rates, metals, softs and indices and were partially offset by gains in currencies and energy.

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

     Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate. Also included in interest income is the amortization of original issue discount on the Zero Coupons based on the interest method. Interest income for the three and six months ended June 30, 2001 decreased by $141,767 and $331,214, respectively, as compared to the corresponding periods in 2000. The decrease in interest income is primarily due to a decrease in interest rates and the effect of redemptions on the Partnership's equity maintained in cash during the three and six months ended June 30, 2001 as compared to 2000.

     Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and six months ended June 30, 2001 decreased by $127,057 and $288,829, respectively, as compared to the corresponding periods in 2000.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2001 decreased by $42,791 and $109,806, respectively, as compared to the corresponding periods in 2000.

     Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2001 resulted in an incentive fee accrual of $(18,093) and $7,969, respectively. There were no incentive fees earned for the three and six months ended June 30, 2000.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2001. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2001, the Partnership's total capitalization was approximately $12,549,231. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2000.


                                  June 30, 2001
                                   (Unaudited)

                                                             Year to Date
                                             % of Total       High    Low
Market Sector               Value at Risk  Capitalization   Value at Risk
--------------------------------------------------------------------------------
Currencies:
 - Exchange Traded Contracts   $ 90,540      0.72%        $173,700   $ 36,540
Interest Rates U.S.              96,800      0.77%         157,400     19,600
Interest Rates Non-U.S           46,975      0.37%         228,640      8,747
Metals:
 - Exchange Traded Contracts     14,000      0.11%          14,000     13,000
 - OTC Traded Contracts          38,750      0.31%          40,500       --
Indices                         142,478      1.14%         200,538      7,758
                                --------   --------
Total                          $429,543      3.42%
                               ========   ========

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


Date:        8/13/01
          -------------

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  Smith Barney Futures Management LLC
           (General Partner)



By:  /s/   David J. Vogel, President
           David J. Vogel, President


Date:        8/13/01
          ------------



By:  /s/   Daniel R. McAuliffe, Jr.
     ----------------------------------
           Daniel R. McAuliffe, Jr.
           Chief Financial Officer and
           Director

Date:        8/13/01
          ------------