Form 10-Q
period 2001-09-30
SMITH BARNEY PRINCIPAL PLUS FUTURES FUND LP
filed 2001-11-13
CIK 944697

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2001
                      ------------------

Commission File Number 0-28350
                       -------

                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      New York                                       13-3823300
--------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)

                     c/o Smith Barney Futures Management LLC
                           388 Greenwich St. - 7th Fl.
                            New York, New York 10013
--------------------------------------------------------------------------------
              (Address and Zip Code of principal executive offices)


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

             Statement of Financial Condition at
             September 30, 2001 and December 31,
             2000 (unaudited).                                      3

             Statement of Income and Expenses and Partners'
             Capital for the three and nine months ended
             September 30, 2001
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

                                  PART I
                       Item 1. Financial Statements

               Smith Barney Principal PLUS Futures Fund L.P.
                     Statement of Financial Condition
                                (Unaudited)

                                                                     September 30,  December 31,
                                                                         2001           2000
                                                                     ------------    ----------

Assets:

Equity in commodity futures trading account:
  Cash                                                                $ 2,864,157   $ 3,023,608
  Net unrealized appreciation on open positions                           176,194       478,851
  Zero coupons, $10,135,000  and $11,063,000 principal amount in
   2001 and 2000, respectively, due February 15, 2003 at fair value
   (amortized cost $9,392,627 and $9,813,170 in 2001 and 2000,
    respectively)                                                       9,767,404     9,953,270
                                                                      -----------   -----------
                                                                       12,807,755    13,455,729
Receivable from SSB on sale of zero coupons                               336,896       770,500
Interest receivable                                                         5,971        13,256
                                                                      -----------   -----------
                                                                      $13,150,622   $14,239,485
                                                                      ===========   ===========

Liabilities and Partners' Capital:

Liabilities:
 Accrued expenses:
  Commissions                                                         $    16,629   $     5,844
  Management fees                                                           6,578        27,362
  Incentive fees                                                           31,624           -
  Other                                                                    28,356        38,431
 Redemptions payable                                                      436,205     1,021,921
                                                                      -----------   -----------
                                                                          519,392     1,093,558
                                                                      -----------   -----------

Partners' Capital:
General Partner, 376 Units equivalents outstanding in 2001 and 2000       468,609       446,793
Limited Partners, 9,759 and 10,687 Units of Limited Partnership
  Interest outstanding in 2001 and 2000, respectively                  12,162,621    12,699,134
                                                                      -----------   -----------
                                                                       12,631,230    13,145,927
                                                                      -----------   -----------
                                                                      $13,150,622   $14,239,485
                                                                      ===========   ===========


See Notes to Financial Statements.

                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                           THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                             SEPTEMBER 30,                            SEPTEMBER 30,
                                                   -----------------------------------     ------------------------------------
                                                        2001               2000                  2001               2000

                                                   ----------------  -----------------     -----------------  -----------------
Income:
  Net gains (losses) on trading of commodity
  interests:
  Realized gains (losses) on closed positions            $ 227,207         $ (166,981)            $ 479,842       $ (1,485,849)
  Change in unrealized gains (losses) on open positions     83,048             90,141              (302,657)          (552,606)

                                                        ----------         -----------            -----------       ------------

                                                           310,255            (76,840)              177,185         (2,038,455)
Less, brokerage commissions including clearing fees
 of $5,464, $3,485, $12,982 and  $20,075, respectively     (57,508)           (89,801)             (184,522)          (505,644)

                                                         ----------        ------------          ------------       -----------

  Net realized and unrealized gains (losses)               252,747           (166,641)               (7,337)        (2,544,099)
  Gain (loss) on sale of Zero Coupons                       12,533             (5,661)               24,684           (122,095)
  Unrealized appreciation on Zero Coupons                  157,102             83,037               234,677            294,877
  Interest income                                          161,039            210,121               498,587            878,883

                                                         ----------        -----------            -----------       ----------

                                                           583,421            120,856               750,611         (1,492,434)

                                                         ----------        ------------          -----------        -----------


Expenses:
  Management fees                                           19,395             16,777                54,635            161,823
  Incentive fees                                            31,624                  -                39,593                  -
  Other expenses                                            14,198              8,527                40,847             38,061

                                                         ----------        -----------             ----------        ---------

                                                            65,217             25,304               135,075            199,884

                                                         ----------        -----------           ------------        ----------

  Net income (loss)                                        518,204             95,552               615,536         (1,692,318)
  Redemptions                                             (436,205)        (1,415,705)           (1,130,233)       (12,164,674)

                                                        ----------         -----------           -----------       -------------

  Net increase (decrease) in Partners' capital              81,999         (1,320,153)             (514,697)       (13,856,992)

Partners' capital, beginning of period                  12,549,231         14,653,066            13,145,927         27,189,905

                                                        ----------        ------------          ------------        -----------

Partners' capital, end of period                      $ 12,631,230       $ 13,332,913          $ 12,631,230       $ 13,332,913
                                                       ------------       ------------          -----------         -----------

Net asset value per Unit
  (10,135 and 11,923 Units outstanding
  at September 30, 2001 and 2000, respectively)         $ 1,246.30         $ 1,118.25            $ 1,246.30         $ 1,118.25
                                                       -----------         -----------           ----------          ---------


Net gain (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent             $ 49.43             $ 7.24               $ 58.02           $ (80.71)
                                                        -----------        ----------              --------            -------

See Notes to Finanacial Statements
                                        4

                  Smith Barney Principal PLUS Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of September 30, 2001, all trading decisions are made by Tucson Asset Management Inc. (the "Advisor").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2001 and December 31, 2000 and the results of its operations for the three and nine months ended September 30, 2001 and 2000. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                  Smith Barney Principal PLUS Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)
                                   (Continued)
2.   Financial Highlights:

     Changes in net asset value per Unit for the three and nine months ended September 30, 2001 and 2000 were as follows:



                                      THREE-MONTHS ENDED        NINE-MONTHSENDED
                                         SEPTEMBER 30,            SEPTEMBER  30,
                                  -----------------------    ------------------------
                                      2001         2000         2001         2000
                                   ---------    ----------   ----------    ---------
Net realized and unrealized
  gains (losses)                    $  24.11     $ (12.63)      $ 0.13    $ (128.75)
Realized and unrealized
  gains on Zero Coupons                16.08         5.87        24.10        10.57
Interest income                        15.46        15.93        46.37        47.63
Expenses                               (6.22)       (1.93)      (12.58)      (10.16)
                                    ---------    ---------    ---------    ---------

Increase(decrease) for period          49.43         7.24        58.02       (80.71)

Net Asset Value per Unit,
 beginning of period                1,196.87     1,111.01     1,188.28     1,198.96
                                    ---------    ---------    ---------    ---------

Net Asset Value per Unit,
  end of period                   $ 1,246.30   $ 1,118.25   $ 1,246.30   $ 1,118.25
                                    =========    =========    =========    =========

Total return                             4.1%                      4.9%

Ratio of expenses, including
 brokerage commissions, to average
 net assets  *                           3.9%                      3.3%

Ratio of net income to average
 net assets  *                           6.3%                      6.4%

* Annualized

                  Smith Barney Principal PLUS Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)
                                   (Continued)


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

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the nine and twelve months ended September 30, 2001 and December 31, 2000, respectively, based on a monthly calculation, was $248,329 and $269,193, respectively. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 2001 and December 31, 2000, was $176,194 and $478,851, respectively, as detailed below.

                                     Fair Value
                             ------------------------------
                              September 30,   December 31,
                                  2001          2000
                             -------------   ---------

Currency:
- Exchange Traded Contracts    $  85,200    $  65,505
- OTC Contracts                      -         (5,049)
Energy                            16,340        3,487
Grains                            16,337       31,857
Interest Rates U.S.               91,375      176,358
Interest Rates Non-U.S             2,367      169,076
Livestock                            -          7,940
Metals:
 - Exchange Traded Contracts      (2,290)
 - OTC Contracts                 (19,626)      (6,203)
Softs                             11,588       10,194
Indices                          (27,387)      28,350
Lumber                               -           (374)
                               ---------    ---------
Total                          $ 176,194    $ 478,851
                               =========    =========

                  Smith Barney Principal PLUS Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)


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

                  Smith Barney Principal PLUS Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)

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

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of September 30, 2001. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's third quarter of 2001.

     The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the nine months ended September 30, 2001, Partnership capital decreased 3.9% from $13,145,927 to $12,631,230. This decrease was attributable to the redemption of 928 Units resulting in an outflow of $1,130,233 which was partially offset by the net income from operations of $615,536 for the nine months ended September 30, 2001. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

     During the Partnership's third quarter of 2001, the net asset value per unit increased 4.1% from $1,196.87 to $1,246.30 as compared to an increase of 0.7% in the third quarter 2000. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2001 of $310,255. Gains were primarily attributable to the trading of commodity contracts in currencies, energy, U.S. interest rates, softs, indices and metals and were partially offset by losses in non-U.S. interest rates and grains. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2000 of $76,840. Losses were primarily attributable to the trading of commodity futures in livestock, grains, non-U.S. interest rates, metals, softs and indices and were partially offset by gains in currencies, U.S. interest rates and energy.

     Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisor to identify correctly those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.

     Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate. Also included in interest income is the amortization of original issue discount on the Zero Coupons based on the interest method. Interest income for the three and nine months ended September 30, 2001 decreased by $48,082 and $379,296, respectively, as compared to the corresponding periods in 2000. The decrease in interest income is primarily due to a decrease in interest rates and the effect of redemptions on the Partnership's equity maintained in cash during the three and nine months ended September 30, 2001 as compared to 2000.

     Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and nine months ended September 30, 2001 decreased by $32,293 and $321,122, respectively, as compared to the corresponding periods in 2000.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2001 increased by $2,618 and decreased by $107,188, respectively, as compared to the corresponding periods in 2000.

     Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. Trading performance for the three and nine months ended September 30, 2001 resulted in an incentive fee accrual of $31,624 and $39,593, respectively. There were no incentive fees earned for the three and nine months ended September 30, 2000.

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

     Market movements result in frequent changes in the fair value of the Partnership's open positions and, consequently, in its earnings and cash flow. The Partnership's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the value of financial instruments and contracts, the diversification effects among the Partnership's open positions and the liquidity of the markets in which it trades.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2001. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2001, the Partnership's total capitalization was approximately $12,631,230. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2000.


                               September 30, 2001
                                   (Unaudited)


                                                               Year to Date
                                           % of Total        High       Low
Market Sector               Value at Risk  Capitalization    Value at Risk
--------------------------------------------------------------------------------

Currencies:
 - Exchange Traded Contracts   $144,300      1.14%       $216,540   $ 36,540
Energy                           66,500      0.53%        198,000      5,400
Grains                            8,400      0.07%         51,050      2,400
Interest Rates U.S.              73,600      0.58%        163,850     18,200
Interest Rates Non-U.S           12,740      0.10%        228,640      8,747
Softs                            10,500      0.08%         12,250     10,500
Indices                          31,734      0.25%        200,538      7,758
                               --------     -----
Total                          $347,774      2.75%
                               ========     =====

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


Date:     11/8/01
          -------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  Smith Barney Futures Management LLC
           (General Partner)



By:  /s/ David J. Vogel, President
         David J. Vogel, President


Date:     11/8/01
          ------------



By:  /s/ Daniel R. McAuliffe, Jr.
     ----------------------------------
         Daniel R. McAuliffe, Jr.
         Chief Financial Officer and
         Director

Date:    11/8/01
         ------------