Form 10-K
period 2001-12-31
SMITH BARNEY PRINCIPAL PLUS FUTURES FUND LP
filed 2002-03-28
CIK 944697

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                      For the year ended December 31, 2001

Commission File Number 0-28350
                       -------


                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               New York                           13-3823300
-----------------------------------------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer
     incorporation or organization)         Identification No.)

                     c/o Smith Barney Futures Management LLC
                           388 Greenwich St. - 7th Fl.
                         New York, New York 10013
----------------------------------------------------------------------
              (Address and Zip Code of principal executive offices)

                            (212) 723-5424
----------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----
Securities registered pursuant to Section 12(g) of the Act: Units of Limited
                                                            Partnership
                                                            Interest
                                                            (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

As of February 28, 2002, Limited Partnership Units with an aggregate value of $11,687,658 were outstanding and held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                     PART I

Item 1. Business.
        ---------

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

     Under the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement"), the General Partner administers the business and affairs of the Partnership. As of December 31, 2001, all commodity trading decisions are made for the Partnership by Tucson Asset Management (the "Advisor"). The Advisor is not affiliated with the General Partner or SSB. The Advisor is not responsible for the organization or operation of the Partnership.

         The Partnership is obligated to pay a monthly management fee of 1/6 of

1% (2% per year) of month-end Net Assets allocated to the advisor. The Partnership will also pay an incentive fee payable quarterly equal to 20% of New Trading Profits, as defined in the Management Agreement, earned by it for the Partnership of New Trading Profits, as defined in the Management Agreement.

     Prior to March 1, 2001, the Customer Agreement provided that the Partnership will pay SSB a monthly brokerage fee equal to 7/12 of 1% of month-end Net Assets allocated to the Advisor (7% per year) in lieu of brokerage commissions on a per trade basis. Effective March 1, 2001, the Partnership pays SSB a monthly brokerage fee equal to 5/12 of 1% of month-end Net Assets allocated to the Advisor (5% per year) in lieu of brokerage commissions on a per trade basis. SSB will pay a portion of its brokerage fees to its financial consultants who have sold Units and who are registered as associated persons with the Commodity Futures Trading Commission (the "CFTC"). The Partnership will pay for National Futures Association ("NFA") fees, exchange and clearing fees, give-up and user fees and floor brokerage fees. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses. Reference should be made to "Item 8. Financial Statements and Supplementary Data." for further information regarding the brokerage commissions included in the notes to the financial statements.

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

     (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests (including, but not limited to, futures contracts, options and forward contracts on U.S. Treasuries, other financial instruments, foreign currencies, stock indices and physical commodities). The Partnership does not engage in sales of goods or services. The Partnership's net income from operations for the year ended December 31, 2001, 2000, 1999, 1998 and 1997 is set forth under "Item
6. Selected Financial Data." Partnership capital as of December 31, 2001 was $12,288,724.

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

Item 3. Legal  Proceedings.

     This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Salomon Smith Barney Holdings Inc. ("SSBH") or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

     Salomon Smith Barney Inc. ("SSB") is a New York corporation with its principal place of business at 388 Greenwich St., New York, New York 10013. SSB is registered as a broker-dealer and futures commission merchant ("FCM"), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. SSB and its affiliates also provide investment banking and other financial services for clients worldwide.

     There have been no administrative, civil or criminal actions pending, on appeal or concluded against SSB or any of its individual principals within the past five years that management believes may have a material impact on SSB's ability to act as an FCM. In the ordinary course of its business, SSB is a party to various claims and regulatory inquiries. Proceedings deemed to be material for purposes of Commodity Futures Trading Commission ("CFTC") disclosure requirements are:

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

Salomon Brothers Inc and Salomon Brothers Realty Corp.). The second amended complaint alleges that three purchases by APT from defendants of participation interests in net cash flow or resale proceeds of three portfolios of motels owned by Motels of America, Inc. ("MOA"), as well as a fourth purchase by APT of a similar participation interest in a portfolio of motels owned by Best Inns, Inc. ("Best"), violated the Employee Retirement Income Security Act ("ERISA"), and that APT's purchase of the participation interests in the third MOA portfolio and in the Best portfolio violated the Racketeer Influenced and Corrupt Organization Act ("RICO") and the Illinois Consumer Fraud and Deceptive Practices Act ("Consumer Fraud Act"), and constituted fraud, negligent misrepresentation, breach of contract and unjust enrichment. SBI had acquired the participation interests when it purchased principal mortgage notes issued by MOA and Best to finance purchases of motel portfolios; 95% of three of those interests and 100% of the fourth were sold to APT for a total of approximately $20.9 million. Plaintiffs' second amended complaint seeks judgment (a) on the ERISA claims for the approximately $20.9 million purchase price, for rescission and for disgorgement of profits, as well as other relief, and (b) on the RICO and state law claims in the amount of $12.3 million, with damages trebled to $37 million on the RICO claims and punitive damages in excess of $37 million on certain of the state law claims as well as other relief. Following motions by defendants, the court dismissed the RICO, Consumer Fraud Act, fraud, negligent misrepresentation, breach of contract, and unjust enrichment claims. The court also found that defendants were not ERISA fiduciaries and dismissed two of the three claims based on that allegation. Defendants moved for summary judgment on plaintiffs' only remaining claim, which alleged an ERISA violation. The motion was denied, and defendants appealed to the U.S. Court of Appeals for the Seventh Circuit. In July 1999, the U. S. Court of Appeals for the Seventh Circuit reversed the denial of defendants' motion for summary judgment and dismissed the sole remaining ERISA claim against the Company. Plaintiffs filed a petition for certiorari with the U. S. Supreme Court seeking review of the decision of the Court of Appeals, which was granted in January 2000. After hearing oral argument, on June 12, 2000, the U.S. Supreme Court reversed the U.S. Court of Appeals for the Seventh Circuit's judgment, which had overturned the denial of defendants' motion for summary judgment and dismissed the sole remaining ERISA claim against the Company, and remanded the matter to the circuit court for further proceedings. Subsequently, the circuit court remanded the matter to the U.S. District Court for the Northern District of Illinois for further proceedings.
                    Both the Department of Labor and the Internal Revenue Service ("IRS") have advised SBI that they were or are reviewing the underlying transactions. With respect to the IRS, SSBH, SBI and SBRC have consented to extensions of time for the assessment of excise taxes that may be claimed with respect to the transactions for the years 1987, 1988 and 1989. In August 1996, the IRS sent SSBH, SBI and SBRC what appeared to be draft "30-day letters" with respect to the transactions and SSBH, SBI and SBRC were given an opportunity to comment on whether the IRS should issue 30-day letters, which would actually commence the assessment process. In October 1996, SSBH, SBI and SBRC submitted a memorandum setting forth reasons why the IRS should not issue such 30-day letters. Since that time, the IRS has not issued such 30-day letters to SSBH, SBI or SBRC.

     In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including SSB, in the U.S. Bankruptcy Court for the Central District of California. (County of Orange et al v. Bear Stearns & Co. Inc. et al.) The complaint alleged, among other things, that the brokerage firms recommended and sold unsuitable securities to Orange Count. SSB and the remaining brokerage firms settled with Orange County in mid 1999.

     In June 1998, complaints were filed in the U.S. district Court for the Eastern District of Louisiana in two actions (Board of Liquidations, City Debt of the City of New Orleans v. Smith Barney Inc, et ano. and The City of New

Orleans v. Smith Barney Inc. et ano.), in which the City of New Orleans seeks a determination that Smith Barney Inc. and another underwriter will be responsible for any damages that the City may incur in the event the IRS denies tax exempt status to the City's General Obligation Refunding Bonds Series 1991. The complaints were subsequently amended. SSB has asked the court to dismiss the amended complaints. The Court denied the motion but stayed the case. Subsequently, the city withdrew the lawsuit.

     In November 1998, a class action complaint was filed in the United States District Court for the Middle District of Florida (Dwight Brock as Clerk for Collier County v. Merrill Lynch, et al.). The Complaint alleged that, pursuant to a nationwide conspiracy, 17 broker-dealer defendants, including SSB, Charged excessive mark-ups in connection with advanced refunding transactions. Among other relief, plaintiffs sought compensatory and punitive damages, restitution and/or rescission of the transactions and disgorgement of alleged excessive profits. In October 1999, the plaintiff filed a second amended complaint. SSB has asked the court to dismiss the amended complaint. In November 1999, SSB moved to dismiss the amended complaint. In May 2001, the parties reached, and the court preliminarily approved, a tentative settlement. In September 2001, the court approved the settlement.

     In connection with the Louisiana and Florida matters, the IRS and SEC have been conducting and industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions, In April 2000 SSB and several other broker-dealers entered into a settlement with the IRS and the SEC.

     In December 1998, SSB was one of twenty-eight market making firms that reached a settlement with the SEC in the matter titled In the Matter of Certain Market Making Activities on NASDAQ. As part of the settlement of that matter, SSB, without admitting or denying the factual allegation, agreed to an order that required that it: (i) cease and desist from committing or causing any violations of Sections 15(c)(1) and (2) of the Securities Exchange Act of 1934 and Rules 15cl -2, 15c2-7 and 17a-3 thereunder, (ii) pay penalties totaling approximately $760,000, and (iii) submit certain policies and procedures to an independent consultant for review.

     In March 1999, a complaint seeking in excess of $250 million was filed by a hedge fund and its investment advisor against SSB in the Supreme Court of the State of New York, County of New York (MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc.). Plaintiffs allege that while acting as their prime broker SSB breached its contracts with plaintiffs, converted plaintiffs' monies and engaged in tortious conduct, including breaching its fiduciary duties. In October 1999, the court dismissed plaintiffs' tort claims, including the breach of fiduciary duty claims, but allowed the breach of contract and conversion claims to stand. In December 1999, SSB filed an answer and asserted counterclaims against the investment advisor. In response to plaintiffs' motion to strike the counterclaims, in January 2000, SSB amended its counterclaims against the investment advisor to seek indemnification and contribution. Plaintiffs moved to strike SSB's amended counterclaims in February 2000. In September 2000, the court denied plaintiffs' motion to dismiss SSB's counterclaims based on indemnification and contribution. Discovery is ongoing.

     SSBH and various subsidiaries have also been named as defendants in various matters incident to and typical of the businesses in which they are engaged. These include numerous civil actions, arbitration proceedings and other matters in which SSBH's broker-dealer subsidiaries have been named, arising in the normal course of business out of activities as a broker and dealer in securities, as an underwriter of securities, as an investment banker or otherwise. In the opinion of SSBH's management, none of these actions is expected to have a material adverse effect on the results of operations, consolidated financial condition or liquidity of SSBH and its subsidiaries.

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

          (b) Holders. The number of holders of Units of Limited Partnership Interest as of December 31, 2001 was 637.

          (c) Distribution. The Partnership did not declare a distribution in 2001 or 2000.

          (d) Use of Proceeds. There were no additional sales in the years ended December 31, 2001, 2000 and 1999.

<


Item 6. Selected Financial Data. Realized and unrealized trading gains (losses), realized and unrealized gains (losses) on Zero Coupons, interest income, net income (loss) and increase in Net Asset Value per Unit for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 and total assets at December 31, 2001, 2000, 1999, 1998 and 1997 were as follows:


                                      2001           2000            1990            1998          1997
                                 ------------    -----------    -------------   ------------    ------------


Realized and unrealized
 trading gains(losses) net of
 brokerage commissions and
  clearing fees of $247,193,
  $588,695, $1,148,676,
  $1,357,927 and $1,462,372,
  respectively                   $    241,570    $ (2,076,683)   $ (3,003,382)   $  1,234,224   $  2,025,344

  Realized and unrealized
   appreciation (depreciation)
   on Zero Coupons                    220,306         367,890      (1,301,703)        923,712        631,119
  Interest income                     650,762       1,071,638       1,563,022       1,710,639      1,916,217
                                 ------------    ------------    ------------    ------------   ------------

                                 $  1,112,638    $   (637,155)   $ (2,742,063)   $  3,868,575   $  4,572,680
                                 ============    ============    ============    ============   ============

  Net income (loss)              $    912,086    $   (857,383)   $ (3,247,194)   $  2,968,642   $  3,546,888
                                 ============    ============    ============    ============   ============


  Increase (decrease) in
   Net Asset Value per Unit      $      87.28    $     (10.68)   $    (129.45)   $     109.40   $     115.33
                                 ============    ============    ============    ============   ============


  Total assets                   $ 13,020,582    $ 14,239,485    $ 29,079,820    $ 35,208,540   $ 36,883,726
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

     (5) The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.

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

     No forecast can be made as to the level of redemptions in any given period. A limited partner may cause all of his Units to be redeemed by the Partnership at the Net Asset Value thereof as of the last day of a quarter on ten days' written notice to the General Partner. No fee will be charged for redemptions. For the year ended December 31, 2001, 1,429 Units were redeemed totaling $1,769,289. For the year ended December 31, 2000, 11,615 Units was redeemed totaling $13,186,595. For the year ended December 31, 1999, 3,123 Units were redeemed totaling $3,837,307.

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

     (c) Results of operations. For the year ended December 31, 2001, the Net Asset Value per Unit increased 7.4% from $1,188.28 to $1,275.56. For the year ended December 31, 2000, the Net Asset Value per Unit decreased 0.9% from $1,198.96 to $1,188.28. For the year ended December 31, 1999, the Net Asset Value per Unit decreased 9.7% from $1,328.41 to $1,198.96.

     The Partnership experienced net trading gains of $488,763 before commissions and expenses for the year ended December 31, 2001. Gains were primarily attributable to the trading in U.S. and non-U.S. interest rates, metals and indices and were partially offset by losses recognized in grains, currencies, energy, livestock and softs products. The Partnership experienced a realized gain of $40,999 on Zero Coupons liquidated in conjuction with the redemption of Units during 2001 and unrealized appreciation of $179,307 on Zero Coupons during 2001.

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

     Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisor to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor are able to identify them, the Partnership expects to increase capital through operations.

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

     The fair value of the Partnership's futures and forward positions does not have any optionality component. However, the Advisor may trade commodity options. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin, and where this instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership in almost all cases fluctuate to a lesser extent than those of the underlying instruments.

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

<


The Partnership's Trading Value at Risk in Different Market Sectors

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 2001. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2001, the Partnership's total capitalization was $12,288,724.

                                December 31, 2001


                                                                   Year to Date
                                                 % of Total         High            Low
Market Sector                Value at Risk   Capitalization   Value at Risk  Value at Risk
----------------------------------------------------------------------------------------------
Currencies
-Exchange Traded Contracts    $ 90,000         0.73%          $227,700        $ 30,000
Energy                         139,500         1.14%           235,500           5,000
Grains                           9,600         0.08%            51,050           1,200
Interest rates U.S.             23,640         0.19%           164,200          18,200
Interest rates Non-U.S.         51,226         0.42%           228,640           8,747
Metals:
- OTC Contracts                 26,250         0.21%            61,800          13,000
Indices                         37,404         0.30%           307,309           7,758
                              --------         -----
Total                         $377,620         3.07%
                              ========         =====

As of December 31, 2000, the Partnership's total capitalization was $13,145,927.

                                December 31, 2000



                                                                 Year to   Date
                                              % of Total            High          Low
Market Sector                Value at Risk   Capitalization   Value at Risk  Value at Risk
------------------------------------------------------------------------------------------
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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

     The following qualitative disclosures regarding the Partnership's market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long- term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

     The following were the primary trading risk exposures of the Partnership as of December 31, 2001, by market sector.

     Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries.

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

     Metals. The Partnership's primary metal market exposure is to fluctuations in the price of aluminum.

     Softs. The Partnership's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Wheat accounted for the substantial bulk of the Partnership's commodity exposure as of December 31, 2001.

     Energy. The Partnership's primary energy market exposure is to gas price movements, often resulting from political developments in the Middle East.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

     The following were the only non-trading risk exposures of the Partnership as of December 31, 2001.

     Foreign Currency Balances. The Partnership's primary foreign currency balances are in Japanese yen, Euro dollar and Hong Kong dollar. The Advisor regularly converts foreign currency balances to dollars in an attempt to control the Partnership's non-trading risk.

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

     The General Partner monitors the Partnership's performance and the concentration of its open positions, and consults with the Advisor concerning the Partnership's overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require the Advisor to close out individual positions as well as enter certain positions traded on behalf of the Partnership. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisor's own risk control policies while maintaining a general supervisory overview of the Partnership's market risk exposures.

     The Advisor applies its own risk management policies to its trading. The Advisor often follows diversification guidelines, margin limits and stop loss points to exit a position. The Advisor's research of risk management often suggests ongoing modifications to their trading programs.

     As part of the General Partner's risk management, the General Partner periodically meets with the Advisor to discuss its risk management and to look for any material changes to the Advisor's portfolio balance and trading techniques. The Advisor is required to notify the General Partner of any material changes to their programs.

     In the unlikely event that the Partnership is required to meet a margin call in excess of the cash balance in its trading accounts, SSBHI will contribute up to an amount equal to the maturity value of the Zero Coupons held by the Partnership at the time of such call to the capital of the Partnership to permit it to meet its margin obligations in excess of its cash balance.

Item 8.    Financial Statements and Supplementary Data.
           --------------------------------------------




                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
                          INDEX TO FINANCIAL STATEMENTS

                                                          Page
                                                        Number

       Oath or Affirmation                               F-2

       Report of Independent Accountants.                F-3

       Financial Statements:
       Statement of Financial Condition at
       December 31, 2001 and 2000.                       F-4

       Condensed Schedule of Investments at
       December 31, 2001                                 F-5

       Statement of Income and Expenses for
       the years ended December 31, 2001, 2000
       and 1999.                                         F-6

       Statement of Partners' Capital for the
       years ended December 31, 2001, 2000 and
       1999.                                             F-7

       Notes to Financial Statements.                 F-8 - F-12

                          To The Limited Partners of
                           Smith Barney Principal PLUS
                                Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.






By:  Daniel R. McAuliffe, Jr.
     Chief Financial Officer and Director
     Smith Barney Futures Management LLC
     General Partner, Smith Barney Principal PLUS
     Futures Fund L.P.

     Smith Barney Futures Management LLC
     388 Greenwich Street
     7th Floor
     New York, N.Y.  10013
     212-723-5424

                        Report of Independent Accountants

To the Partners of
   Smith Barney Principal PLUS Futures Fund L.P.:

In our opinion, the accompanying statement of financial condition, including the condensed schedule of investments, and the related statements of income and expenses and of partners' capital present fairly, in all material respects, the financial position of Smith Barney Principal PLUS Futures Fund L.P. at December 31, 2001 and 2000, and the results of its operations for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of the General Partner; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management of the General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
New York, New York
February 28, 2002

                           Smith Barney Principal PLUS
                                Futures Fund L.P.
                        Statement of Financial Condition
                           December 31, 2001 and 2000


                                                                                   2001                 2000
Assets:
Equity in commodity futures trading account:
   Cash (Note 3c)                                                                $2,820,810           $3,023,608
   Net unrealized appreciation on open positions                                    327,998              478,851
   Zero coupons, $9,634,000 and $11,063,000 principal amount in 2001 and
    2000, respectively, due February 15, 2003 at fair value (amortized cost
    $9,061,122 and $9,813,170 in 2001 and 2000, respectively)
    (Notes 1 and 2)                                                               9,380,529            9,953,270
                                                                               ------------         ------------
                                                                                 12,529,337           13,455,729
  Receivable from SSB on sale of zero coupons                                       487,523              770,500
  Interest receivable                                                                 3,722               13,256
                                                                               ------------         ------------
                                                                                $13,020,582          $14,239,485
                                                                               ============         ============


Liabilities and Partners' Capital:
Liabilities:
  Accrued expenses:
   Commissions                                                                      $17,634               $5,844
   Management fees                                                                    6,959               27,362
   Incentive fees                                                                    30,209                   --
   Professional fees                                                                 33,019               33,242
   Other                                                                              4,981                5,189
  Redemptions payable (Note 5)                                                      639,056            1,021,921
                                                                               ------------         ------------
                                                                                    731,858            1,093,558
                                                                               ------------         ------------
Partners' Capital (Notes 1, 5 and 6):
  General Partner, 376 Unit equivalents outstanding in 2001 and 2000                479,611              446,793
  Limited Partners, 9,258 and 10,687 Units of Limited Partnership Interest
   outstanding in 2001 and 2000, respectively                                    11,809,113           12,699,134
                                                                               ------------         ------------
                                                                                 12,288,724           13,145,927
                                                                               ------------         ------------
                                                                                $13,020,582          $14,239,485
                                                                               ============         ============



See notes to financial statements.

                           Smith Barney Principal PLUS
                                Futures Fund L.P.
                        Condensed Schedule of Investments
                                December 31, 2001


Sector                                             Contract                                               Fair Value

Total Currencies - 1.47%                           Exchange contracts sold - 1.47%                        $ 180,750
                                                                                                            -------

Total Energy - 0.45%                               Exchange contracts sold - 0.45%                           55,400
                                                                                                             ------

Total Grains -  0.02%                              Futures contracts sold -  0.02%                            1,800
                                                                                                              -----

Interest Rates U.S.                                Futures contracts sold - 0.11%                            13,562
                                                   Futures contracts purchased - 0.02%                        2,625
                                                                                                              -----
Total Interest Rates U.S. -  0.13%                                                                           16,187
                                                                                                             ------

Total Interest Rates Non-U.S -  0.28%              Futures contracts sold -  0.28%                           34,196
                                                                                                            -------

Metals                                             Futures contracts sold -  (0.68)%                        (83,509)
                                                   Futures contracts purchased - 0.94%                      115,614
                                                                                                            -------
    Total Metals -  0.26%                                                                                    32,105
                                                                                                            -------

Total Indices -  0.06%                             Futures contracts purchased -  0.06%                       7,560
                                                                                                            -------

Total Fair Value -  2.67%                                                                                   327,998
                                                                                                            -------

Total Zero Coupons -  76.33%                       Zero Coupon Bond, 2/15/2003                            9,380,529
                                                   (amortized cost $9,061,122) -  76.33%                  ---------

                                                                                                          ---------
Total Investments -  79.00%                                                                              $9,708,527
                                                                                                          =========

                                                      Investments           % of Investments
                     Country Composition                at Value                at Value
                     -------------------              ----------------------------------

                     Canada                                $7,560                  0.08%
                     Germany                               34,195                  0.35%
                     United Kingdom                        32,105                  0.33%
                     United States                      9,634,667                 99.24%
                                                       ----------------------------------
                                                       $9,708,527                100.00%
                                                       ==================================


Percentages are based on Partners' capital unless otherwise indicated

See notes to financial statements

                           Smith Barney Principal PLUS
                                Futures Fund L.P.
                        Statement of Income and Expenses
                     for the years ended December 31, 2001,
                                  2000 and 1999


                                                                     2001             2000              1999
Income:
  Net gains (losses) on trading of commodity interests:
   Realized gains (losses) on closed positions                      $639,616      $(1,502,461)        $(968,536)
   Change in unrealized gains (losses) on open positions            (150,853)          14,473          (886,170)
                                                                 ------------     -----------      ------------
                                                                     488,763       (1,487,988)       (1,854,706)
  Less, Brokerage commissions including clearing fees of
   $19,702, $23,109 and $33,604, respectively (Note 3c)             (247,193)        (588,695)       (1,148,676)
                                                                 ------------     -----------      ------------
  Net realized and unrealized gains (losses)                         241,570       (2,076,683)       (3,003,382)
  Gains (losses) on sale of zero coupons                              40,999         (114,437)          (11,715)
  Unrealized appreciation (depreciation) on zero coupons             179,307          482,327        (1,289,988)
  Interest income (Notes 3c)                                         650,762        1,071,638         1,563,022
                                                                 -----------      -----------      ------------
                                                                   1,112,638         (637,155)       (2,742,063)
                                                                 -----------      -----------      ------------
Expenses:
  Management fees (Note 3b)                                           75,292          177,828           434,157
  Incentive fees (Note 3b)                                            69,802               --                --
  Professional fees                                                   46,026           37,074            60,814
  Other expenses                                                       9,432            5,326            10,160
                                                                 -----------      -----------      ------------
                                                                     200,552          220,228           505,131
                                                                 -----------      -----------      ------------
Net income (loss)                                                   $912,086        $(857,383)      $(3,247,194)
                                                                 ===========     =============       ==========


Net income (loss) per Unit of Limited Partnership Interest
  and  General Partner Unit equivalent (Notes 1 and 6)                $87.28          $(10.68)         $(129.45)
                                                                 ===========     =============       ==========




See notes to financial statements.
                                        F-6

                           Smith Barney Principal PLUS
                                Futures Fund L.P.
                         Statement of Partners' Capital
                     for the years ended December 31, 2001,
                                  2000 and 1999

                                                            Limited               General
                                                            Partners              Partner              Total

Partners' capital at December 31, 1998                     $33,774,924             $499,482          $34,274,406
Net loss                                                    (3,198,521)             (48,673)          (3,247,194)
Redemption of 3,123 Units of Limited
   Partnership Interest                                     (3,837,307)                  --           (3,837,307)
                                                          ------------          -----------          -----------
Partners' capital at December 31, 1999                      26,739,096              450,809           27,189,905
Net loss                                                      (853,367)              (4,016)            (857,383)
Redemption of 11,615 Units of Limited
   Partnership Interest                                    (13,186,595)                  --          (13,186,595)
                                                          ------------          -----------           ----------
Partners' capital at December 31, 2000                      12,699,134              446,793           13,145,927
Net Income                                                     879,268               32,818              912,086
Redemption of 1,429 Units of Limited
   Partnership Interest                                     (1,769,289)                  --           (1,769,289)
                                                          ------------         ------------           ----------
Partners' capital at December 31, 2001                     $11,809,113             $479,611          $12,288,724
                                                          ============         ============           ==========




See notes to financial statements.
                                        F-7

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

  f. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3. Agreements:

   a.Limited Partnership Agreement:
     The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership.

   b.Management Agreements:
     The General Partner, on behalf of the Partnership, has entered into a Management Agreement with Tucson Asset Management (the "Advisor"), which provides that the Advisor have sole discretion in determining the investment of the assets of the Partnership allocated to the Advisor by the General Partner. As compensation for services, the Partnership is obligated to pay a monthly management fee of 1/6 of 1% (2% per year) of month-end Net Assets allocated to each advisor. The Partnership will also pay an incentive fee payable quarterly equal to 20% of New Trading Profits, as defined in the Management Agreement. Fort Orange Capital Management and Rabar Market Research Inc. were terminated as Advisors to the Partnership on March 1, 2001. Tucson Asset Management was added as an Advisor on that date.

   c.Customer Agreement:
     The Partnership has entered into a Customer Agreement with SSB whereby SSB provides services which include, among other things, the execution of transactions for the Partnership's account in accordance with orders placed by the Advisor. Prior to March 1, 2001 the Partnership was obligated to pay a monthly brokerage fee to SSB equal to 7/12 of 1 % of month-end Net Assets (7% per year) in lieu of brokerage commissions on a per trade basis. Effective March 1, 2001, the Partnership is obligated to pay a monthly brokerage fee to SSB equal to 5/12 of 1% of month-end Net Assets (5% per year) in lieu of brokerage commissions on a per trade basis. A portion of this fee is paid to employees of SSB who have sold Units of the Partnership. This fee does not include exchange, clearing, user, give-up, floor brokerage and NFA fees which will be borne by the Partnership. All of the Partnership's assets are deposited in the Partnership's account at SSB. The Partnership maintains a portion of these assets in Zero Coupons and a portion in cash. The Partnership's cash is deposited by SSB in segregated bank accounts, to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2001 and 2000, the amount of cash held for margin requirements was $468,622 and $699,434, respectively. SSB will pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated by either party.

  4. Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the years ended December 31, 2001 and 2000, based on a monthly calculation, was $255,048 and $269,193, respectively. The fair value of these commodity interests, including options thereon, if applicable, at December 31, 2001 and 2000 was $327,998 and $478,851, respectively.


                                                          Fair Value
                                                         December 31,
                                                             2000
                                                         ------------

    Currencies:
        -Exchange Traded Contracts                           $65,505
        -OTC Contracts                                        (5,049)
    Energy                                                     3,487
    Grains                                                    31,857
    Interest Rates U.S.                                      176,358
    Interest Rates Non-U.S.                                  169,076
    Livestock                                                  7,940
    Metals:
        -Exchange Traded Contracts                            (2,290)
        -OTC Contracts                                        (6,203)
    Softs                                                     10,194
    Indices                                                   28,350
    Lumber                                                      (374)
                                                          ----------
    Total                                                   $478,851
                                                          ==========



 5.  Distributions and Redemptions:

     Distributions of profits, if any, will be made at the sole discretion of the General Partner. On 10 days notice to the General Partner, a limited partner may require the Partnership to redeem his Units at their Redemption Net Asset Value as of the last day of a quarter.

  6. Financial Highlights:

     Changes in the net asset value per Unit of Partnership interest for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                                     2001            2000          1999

    Net realized and unrealized gains (losses)                        $24.69       $(89.55)     $(120.12)
    Realized and unrealized appreciation (depreciation) on Zero
     Coupons                                                           20.35         26.93        (51.90)
    Interest income                                                    61.28         63.80         62.91
    Expenses                                                          (19.04)       (11.86)       (20.34)
                                                                  -----------   ----------    ----------
    Increase (decrease) for year                                       87.28        (10.68)      (129.45)
    Net asset value per Unit, beginning of year                     1,188.28      1,198.96      1,328.41
                                                                   ---------     ---------      ---------
    Net asset value per Unit, end of year                          $1,275.56     $1,188.28     $1,198.96
                                                                   =========     =========      ========
    Ratios to average net assets:
    Net income before incentive fee                                      7.6%
    Incentive fee                                                       (0.5)%
                                                                   ----------
    Net income after incentive fee                                       7.1%
                                                                   =========

    Operating expenses                                                   3.0%
    Incentive fee                                                        0.5%
                                                                   ----------
    Total expenses and incentive fee                                     3.5%
                                                                   =========

    Total return:
    Total return before incentive fee                                    7.9%
    Incentive fee                                                       (0.5)%
                                                                  -----------
    Total return after incentive fee                                     7.4%
                                                                  ==========


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

     The notional or contractual amounts of these instruments, while appropriately not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of December 31, 2001. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.
                                   F-12

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management LLC. Investment decisions are made by the Advisor.

Item 11. Executive Compensation.

     The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management LLC, its General Partner. SSB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." Brokerage commissions and clearing fees of $247,193 were earned for the year ended December 31, 2001. Management fees and incentive fees of $75,292 and $68,802, respectively were paid or payable to the Advisor for the year ended December 31, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     (a). Security ownership of certain beneficial owners. The Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.

     (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 376 (3.9%) Units of Limited Partnership Interest.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) (1) Financial Statements:

             Statement of Financial Condition at December 31, 2001 and 2000.

                    Statement of Income and Expenses for the years ended December 31, 2001, 2000 and 1999.

                    Statement of Partners' Capital for the years ended December 31, 2001, 2000 and 1999.

               (2) Financial Statement Schedules: Financial data schedule for the year ended December 31, 2001.

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

               10.9 - Letters extending Management  Agreements with Rabar Market
                    Research, Inc. and John W. Henry & Company, Inc. for 1998 (previously filed).

               10.10-  Letter  from  General  Partner   terminating   Management
                    Agreement with Abraham Trading Co. (previously filed).

               10.11- Management  Agreement among the  Partnership,  the General
                    Partner  and  Fort  Orange   Capital   Management  for  1999
                    (previously filed).

               10.12- Letters extending Management  Agreements with Rabar Market
                    Research, Inc. and John W. Henry & Company, Inc. for 1999 (previously filed).

               10.13- Letter from the  General  Partner  terminating  Management
                    Agreement with John W. Henry & Company Inc. (previously filed).

               10.14- Letters extending Management  Agreements with Rabar Market
                    Research, Inc. and Fort Orange Capital Management for 2000 (previously filed).

               10.15-  Letters  from  General  Partner  terminating   Management
                    Agreements with Rabar Market Research, Inc. and Fort Orange Capital Management (filed herein).

               10.16- Management  Agreement among the  Partnership,  the General
                    Partner and Tucson Asset Management (filed herein).

(b) Reports on 8-K: None Filed.

     Supplemental  Information  To Be Furnished  With Reports Filed  Pursuant To
Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.




Annual Report to Limited Partners

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 29h day of March 2002.

SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.


By:       Smith Barney Futures Management LLC
          (General Partner)



By        /s/        David J. Vogel
          ------------------------------------
          David J. Vogel, President & Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.


/s/ David J. Vogel                                           /s/ Shelley Ullman
------------------------------                               -------------------
David J. Vogel                                                 Director
Director, Principal Executive
Officer and President



/s/ Maureen O'Toole                                           /s/ Steve J. Keltz
--------------------------                                    ------------------
Maureen O'Toole                                          Secretary and Director
Director



/s/ Daniel R. McAuliffe, Jr.
------------------------------
Daniel R. McAuliffe, Jr.
Chief Financial Officer and
Director