Form 10-Q
period 2002-03-31
SMITH BARNEY PRINCIPAL PLUS FUTURES FUND LP
filed 2002-05-14
CIK 944697

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2002
                      --------------

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

                                                             Page
                                                            Number

PART I - Financial Information:

  Item 1.  Financial Statements:

           Statement of Financial Condition at
           March 31, 2002 and December 31,
           2001 (unaudited).                                  3

           Condensed Schedules of Investments at
           March 31, 2002 and December 31, 2001
           (unaudited).                                     4 - 5

           Statement of Income and Expenses and
           Partners' Capital for the three
           months ended March 31, 2002 and 2001
           (unaudited).                                        6

           Notes to Financial Statements
           (unaudited).                                     7 - 10

  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations.                                     11 - 12

  Item 3.  Quantitative and Qualitative
           Disclosures of Market Risk                      13 - 14

PART II - Other Information                                  15

                                  PART I
                       Item 1. Financial Statements

               Smith Barney Principal PLUS Futures Fund L.P.
                     Statement of Financial Condition
                                   (Unaudited)

                                                                       March 31,   December 31,
                                                                          2002          2001
                                                                      ----------    -----------

Assets:

Equity in commodity futures trading account:
  Cash                                                                $ 3,262,958   $ 2,820,810
  Net unrealized appreciation on open positions                           332,646       327,998
  Zero coupons, $9,109,000  and $9,634,000 principal amount in
   2002 and 2001, respectively, due February 15, 2003
   at fair value (amortized cost $8,691,979 and
   $9,061,122 in 2002 and 2001, respectively)                           8,908,602     9,380,529
                                                                      -----------   -----------

                                                                       12,504,206    12,529,337
Receivable from SSB on sale of zero coupons                               510,563       487,523
Interest receivable                                                         4,093         3,722
                                                                      -----------   -----------


                                                                      $13,018,862   $13,020,582
                                                                      ===========   ===========


Liabilities and Partners' Capital:

Liabilities:
 Accrued expenses:
  Commissions                                                         $    19,533   $    17,634
  Management fees                                                           7,692         6,959
  Incentive fees                                                          120,410        30,209
  Other                                                                    51,563        38,000
 Redemptions payable                                                      698,602       639,056
                                                                      -----------   -----------

                                                                          897,780       731,858
                                                                      -----------   -----------

Partners' Capital:
General Partner, 376 Units equivalents outstanding in 2002 and 2001       500,332       479,611
Limited Partners, 8,733 and 9,258 Units of Limited Partnership
  Interest outstanding in 2002 and 2001, respectively                  11,620,730    11,809,113
                                                                      -----------   -----------

                                                                       12,121,062    12,288,724
                                                                      -----------   -----------

                                                                      $13,018,862   $13,020,582
                                                                      ===========   ===========


See Notes to Financial Statements.

                           Smith Barney Principal PLUS
                                Futures Fund L.P.
                        Condensed Schedule of Investments
                                 March 31, 2002
                                   (Unaudited)


Sector                                                      Contract                             Fair Value
--------------------------------           --------------------------------------        ------------------------
Total Currencies - 0.19%                     Exchange contracts purchased - 0.19%                        $ 23,188
                                                                                          ------------------------

Total Energy - 0.37%                         Exchange contracts purchased - 0.37%                          44,390
                                                                                          ------------------------


Total Grains - 0.02%                         Futures contracts purchased - 0.02%                            2,750
                                                                                          ------------------------

Total Interest Rates U.S. - 1.81%            Futures contracts sold - 1.81%                               220,056
                                                                                          ------------------------

Interest Rates Non-U.S.                      Futures contracts sold - 0.15%                                18,316
                                             Futures contracts purchased - 0.32%                           38,898
                                                                                          ------------------------

    Total Interest Rates Non-U.S. - 0.47%                                                                  57,214
                                                                                          ------------------------

Metals
                                             Futures contracts sold - (0.41)%                             (49,539)
                                             Futures contracts purchased - 0.25%                           30,318
                                                                                          ------------------------

   Total Metals - (0.16)%                                                                                 (19,221)
                                                                                          ------------------------

Total Indices - 0.04%                        Futures contracts purchased - 0.04%                            4,269
                                                                                          ------------------------

Total Fair Value - 2.74%                                                                                  332,646
                                                                                          ------------------------

Total Zero coupons - 73.50%                  Zero Coupon Bond, 2/15/2003
                                             (amortized cost $8,691,979) - 73.50%                       8,908,602
                                                                                          ------------------------


Total Investments - 76.24%                                                                            $ 9,241,248
                                                                                          ========================


Country Composition                                                     Investments            % of Investments
                                                                      at Fair Value              at Fair Value
--------------------------------                                    ----------------     ------------------------


Germany                                                                     $ 18,316               0.20%
Italy                                                                          4,269               0.05%
Japan                                                                         38,898               0.42%
United Kingdom                                                               (19,221)             (0.21)%
United States                                                              9,198,986              99.54%
                                                                      ----------------     ----------------
                                                                         $ 9,241,248             100.00%
                                                                       ==============     =================


Percentages are based on Partners' capital unless otherwise indicated See Notes to Financial Statements

                           Smith Barney Principal PLUS
                                Futures Fund L.P.
                        Condensed Schedule of Investments
                                December 31, 2001
                                   (Unaudited)

Sector                                      Contract                                                         Fair Value
----------------------------------------    -------------------------------------------    -----------------------------
Total Currencies - 1.47%                    Exchange contracts sold - 1.47%                                   $ 180,750
                                                                                           -----------------------------

Total Energy - 0.45%                        Futures contracts sold - 0.45%                                       55,400
                                                                                           -----------------------------

Total Grains -  0.02%                       Futures contracts sold -  0.02%                                       1,800
                                                                                           -----------------------------

Interest Rates U.S.                         Futures contracts sold - 0.11%                                       13,562
                                            Futures contracts purchased - 0.02%                                   2,625
                                                                                           -----------------------------
  Total Interest Rates U.S. -  0.13%                                                                             16,187
                                                                                           -----------------------------

Total Interest Rates Non-U.S -  0.28%       Futures contracts sold -  0.28%                                      34,196
                                                                                           -----------------------------

Metals                                      Futures contracts sold -  (0.68)%                                   (83,509)
                                            Futures contracts purchased - 0.94%                                 115,614
                                                                                           -----------------------------
  Total Metals -  0.26%                                                                                          32,105
                                                                                           -----------------------------

Total Indices -  0.06%                      Futures contracts purchased -  0.06%                                  7,560
                                                                                           -----------------------------

Total Fair Value -  2.67%                                                                                       327,998
                                                                                           -----------------------------

Total Zero Coupons -  76.33%                Zero Coupon Bond, 2/15/2003                                       9,380,529
                                            (amortized cost $9,061,122) -  76.33%          -----------------------------


Total Investments -  79.00%                                                                                 $ 9,708,527
                                                                                           =============================


                                                           Investments                           % of Investments
Country Composition                                          at Value                                at Value
----------------------------------------    -------------------------------------------    -----------------------------
Canada                                                                         $ 7,560                0.08%
Germany                                                                         34,195                0.35%
United Kingdom                                                                  32,105                0.33%
United States                                                                9,634,667               99.24%
                                            -------------------------------------------    -----------------------------
                                                                           $ 9,708,527              100.00%
                                            ===========================================    =============================


Percentages are based on Partners' capital unless otherwise indicated See Notes to Financial Statements
                                        5

                              SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
                         STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                               (UNAUDITED)


                                                                THREE MONTHS ENDED
                                                                       MARCH 31,
                                                           ----------------------------
                                                                2002            2001
                                                           ------------    -------------
Income:
  Net gains (losses) on trading of commodity interests:
  Realized gains on closed positions                       $    694,520    $    189,429
  Change in unrealized gains (losses) on open
   positions                                                      4,648        (188,807)
                                                           ------------    ------------

                                                                699,168             622
  Gain on sale of zero coupons                                    9,598           6,730
  Unrealized appreciation (depreciation) on zero coupons       (102,784)        121,782
  Interest income                                               142,485         173,756
                                                           ------------    ------------

                                                                748,467         302,890
                                                           ------------    ------------

Expenses:
  Brokerage commissions including clearing fees
    of $6,759 and $2,797, respectively                           62,982          69,984*
  Management fees                                                20,574          15,726
  Incentive fees                                                120,410          26,062
  Other expenses                                                 13,561          13,302
                                                           ------------    ------------
                                                                217,527         125,074
                                                           ------------    ------------
  Net income                                                    530,940         177,816
  Redemptions                                                  (698,602)       (360,101)
                                                           ------------    ------------

  Net decrease in Partners' capital                            (167,662)       (182,285)
Partners' capital, beginning of period                       12,288,724      13,145,927
                                                           ------------    ------------
Partners' capital, end of period                           $ 12,121,062    $ 12,963,642
                                                           ============    ============
Net asset value per Unit
  (9,109 and 10,764 Units outstanding
  at March 31, 2002 and 2001, respectively)                $   1,330.67    $   1,204.35
                                                           ============    ============
Net income per Unit of Limited Partnership
  Interest and General Partner Unit equivalent             $      55.11    $      16.07
                                                           ============    ============

* Amount reclassified for comparative purposes
See Notes to Financial Statements
                                        6

                  Smith Barney Principal PLUS Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2002
                                   (Unaudited)

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of March 31, 2002, all trading decisions are made by Tucson Asset Management Inc. (the "Advisor").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2002 and December 31, 2001 and the results of its operations for the three months ended March 31, 2002 and 2001. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                  Smith Barney Principal PLUS Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2002
                                   (Unaudited)
                                   (Continued)
2.       Financial Highlights:

     Changes in net asset value per Unit for the three months ended March 31, 2002 and 2001 were as follows:

                                            THREE-MONTHS ENDED
                                                MARCH 31,
                                         --------------------------
                                            2002           2001
                                         ----------    -----------

Net realized and unrealized
  gains (losses)                         $ 66.03      $  (6.27)
Realized and unrealized
  gains (losses) on Zero Coupons           (9.68)        11.62
Interest income                            14.79         15.70
Expenses                                  (16.03)        (4.98)
                                          ---------     ---------
Increase for period                        55.11         16.07
Net Asset Value per Unit,
 beginning of period                    1,275.56      1,188.28
                                        ---------     ---------

Net Asset Value per Unit,
  end of period                       $ 1,330.67    $ 1,204.35
                                        =========     =========

Ratios to average net assets: *
Net income before incentive fee            21.50%         0.38%
Incentive fee                              (3.97)%       (0.05)%
                                        ---------     ---------

Net income after incentive fee             17.53%         0.33%
                                        =========     =========

Operating expenses                          3.21%         0.19%
Incentive fee                               3.97%         0.05%
                                        ---------     ---------

Total expenses and incentive fee            7.18%         0.24%
                                        =========     =========

Total return:
Total return before incentive fee           5.30%         1.55%
Incentive fee                              (0.98)%       (0.20)%
                                        ---------     ---------

Total return after incentive fee            4.32%         1.35%
                                        =========     =========



* Annualized

                  Smith Barney Principal PLUS Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2002
                                   (Unaudited)
                                   (Continued)


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

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the three and twelve months ended March 31, 2002 and December 31, 2001, based on a monthly calculation, was $349,665 and $255,048, respectively. The fair value of these commodity interests, including options thereon, if applicable, at March 31, 2002 and December 31, 2001, was $332,646 and $327,998, respectively.

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

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of March 31, 2002. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

 Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's first quarter of 2002.

     The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the three months ended March 31, 2002, Partnership capital decreased 1.4% from $12,288,724 to $12,121,062. This decrease was attributable to the redemption of 525 Units resulting in an outflow of $698,602 which was partially offset by the net income from operations of $530,940 for the three months ended March 31, 2002. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

     During the Partnership's first quarter of 2002, the net asset value per unit increased 4.3% from $1,275.56 to $1,330.67 as compared to an increase of 1.4% in the first quarter of 2001. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2002 of $699,168. Gains were primarily attributable to the trading of commodity contracts in energy, U.S. and non-U.S. interest rates and indices and were partially offset by losses in metals, currencies, softs and grains. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2001 of $622. Gains were primarily attributable to the trading of commodity futures in currencies, metals, U.S. and non-U.S. interest rates and were partially offset by losses in livestock, indices, softs, grains and energy.

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

     Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate. Also included in interest income is the amortization of original issue discount on the Zero Coupons based on the interest method. Interest income for the three months ended March 31, 2002 decreased by $31,271 as compared to the corresponding period in 2001. The decrease in interest income is primarily due to a decrease in interest rates and the effect of redemptions on the Partnership's equity maintained in cash during the three months ended March 31, 2002.

     Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended March 31, 2002 decreased by $7,002 as compared to the corresponding period in 2001. The decrease in brokerage commissions is due to a decrease in assets during the three months ended March 31, 2002.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2002 increased by $4,848 as compared to the corresponding period in 2001. The decrease in management fees is due to a decrease in assets during the three months ended March 31, 2002.

     Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. Trading performance for the three months ended March 31, 2002 and 2001 resulted in an incentive fee accrual of $120,409 and $26,062, respectively.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 2002. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2002, the Partnership's total capitalization was approximately $12,121,062. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2001.


                                 March 31, 2002
                                   (Unaudited)

                                                               Year to Date
                                             % of Total      High         Low
Market Sector                Value at Risk  Capitalization    Value at Risk
-------------------------------------------------------------------------------
Currencies:
 - Exchange Traded Contracts    $ 87,500      0.72%      $232,650      $32,000
Energy                            46,000      0.38%       162,000        4,000
Grains                             8,800      0.07%         9,600        4,400
Interest Rates U.S.              186,700      1.54%       203,000       51,800
Interest Rates Non-U.S.           88,274      0.73%        89,467       12,180
Metals:
 - OTC Contracts                  24,500      0.20%        44,250       18,000
Indices                           64,014      0.53%       118,671       50,747
                               ---------     ------
Total                           $505,788      4.17%
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


Date:        5/13/02
          -------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  Smith Barney Futures Management LLC
           (General Partner)



By:  /s/ David J. Vogel, President
           David J. Vogel, President


Date:        5/13/02
          ------------



By:  /s/ Daniel R. McAuliffe, Jr.
     ----------------------------------
           Daniel R. McAuliffe, Jr.
           Chief Financial Officer and
           Director

Date:        5/13/02
          ------------