Form 10-Q
period 2002-06-30
SMITH BARNEY PRINCIPAL PLUS FUTURES FUND LP
filed 2002-08-14
CIK 944697

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2002
                      -------------

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

                                                                    Page
Number

PART I - Financial Information:

  Item 1.       Financial Statements:

                Statement of Financial Condition at
                June 30, 2002 and December 31,
                2001 (unaudited).                                     3

                Condensed Schedules of Investments at
                June 30, 2002 and December 31, 2001
                (unaudited).                                        4 - 5

                Statement of Income and Expenses
                and Partners' Capital for the three
                and six months ended June 30, 2002 and
                2001 (unaudited).                                     6

                Notes to Financial Statements
                (unaudited).                                        7 - 11

  Item 2.       Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations.                                        12 - 14

  Item 3.       Quantitative and Qualitative
                Disclosures of Market Risk                         15 - 16

PART II - Other Information                                          17

                                  PART I
                       Item 1. Financial Statements

               Smith Barney Principal PLUS Futures Fund L.P.
                     Statement of Financial Condition
                                (Unaudited)

                                                                        June 30,      December 31,
                                                                         2002            2001
                                                                     ------------    -----------
Assets:

Equity in commodity futures trading account:
  Cash                                                                $ 3,219,555   $ 2,820,810
  Net unrealized appreciation on open positions                           533,077       327,998
  Zero coupons, $8,830,000  and $9,634,000 principal amount in
   2002 and 2001, respectively, due February 15, 2003 at fair value
   (amortized cost $8,549,702 and $9,061,122 in 2002 and 2001,
    respectively)                                                       8,735,872     9,380,529
                                                                      -----------   -----------
                                                                       12,488,504    12,529,337
Receivable from SSB on sale of zero coupons                               253,949       487,523
Interest receivable                                                         3,772         3,722
                                                                      -----------   -----------
                                                                      $12,746,225   $13,020,582
                                                                      ===========   ===========
Liabilities and Partners' Capital:

Liabilities:
 Accrued expenses:
  Commissions                                                         $    19,547   $    17,634
  Management fees                                                           7,698         6,959
  Incentive fees                                                           91,950        30,209
  Other                                                                    53,707        38,000
 Redemptions payable                                                      355,601       639,056
                                                                      -----------   -----------
                                                                          528,503       731,858
                                                                      -----------   -----------
Partners' Capital:
General Partner, 376 Units equivalents outstanding in 2002 and 2001       520,256       479,611
Limited Partners, 8,454 and 9,258 Units of Limited Partnership
  Interest outstanding in 2002 and 2001, respectively                  11,697,466    11,809,113
                                                                      -----------   -----------
                                                                       12,217,722    12,288,724
                                                                      -----------   -----------
                                                                      $12,746,225   $13,020,582
                                                                      ===========   ===========


See Notes to Financial Statements.

                  Smith Barney Principal PLUS Futures Fund L.P.
                        Condensed Schedule of Investments
                                  June 30, 2002
                                   (Unaudited)

 Sector                                           Contract                          Fair Value
 --------------                     ------------------------------------        -----------------
  Currencies
                                     Exchange contracts purchased - 3.05%               $ 372,800
                                     Exchange contracts sold - 0.26%                       32,000
                                                                                 -----------------
    Total Currencies - 3.31%                                                              404,800
                                                                                 -----------------

 Total Energy - 0.04%                Futures contracts purchased - 0.04%                    5,263
                                                                                 -----------------

 Total Grains - 0.04%                Futures contracts purchased - 0.04%                    5,313
                                                                                 -----------------

 Total Interest Rates U.S. - 0.59%   Futures contracts purchased - 0.59%                   72,010
                                                                                 -----------------

 Total Interest Rates Non-U.S.-0.67% Futures contracts purchased - 0.67%                   81,639
                                                                                 -----------------

 Metals
                                     Futures contracts purchased - 0.19%                   23,553
                                     Futures contracts sold - (0.43)%                     (53,374)
                                                                                 -----------------

    Total Metals - (0.24)%                                                                (29,821)
                                                                                 -----------------

 Total Indices - (0.05)%             Futures contracts sold - (0.05)%                      (6,127)
                                                                                 -----------------

 Total Fair Value - 4.36%                                                                 533,077
                                                                                 -----------------

 Total Zero Coupons - 71.50%         Zero Coupon Bond, 2/15/2003                        8,735,872
                                     (amortized cost $8,549,702) - 69.98%        -----------------

 Total Investments - 75.86%                                                           $ 9,268,949
                                                                                 =================

 Country Composition                                                                 % of Investments
                                                   Investments at Value                   at Value
 --------------------                              ---------------------            -----------------
 Germany                                                        $ 62,307                    0.67%
 Hong Kong                                                        (6,327)                  (0.07)%
 Italy                                                              (738)                  (0.01)%
 Japan                                                            19,333                    0.21%
 Spain                                                               938                    0.01%
                                                                 (29,658)                  (0.32)%
 United States                                                 9,223,094                   99.51%
                                                   ---------------------             ------------
                                                             $ 9,268,949                  100.00%
                                                   ======================            ============

 Percentages are based on Partners' capital unless otherwise indicated See Notes to Financial Statements

                           Smith Barney Principal PLUS
                                Futures Fund L.P.
                        Condensed Schedule of Investments
                                December 31, 2001


Sector                                             Contract                                               Fair Value
---------------                                    -----------------------------                          ----------
Total Currencies - 1.47%                           Exchange contracts sold - 1.47%                        $ 180,750
                                                                                                            -------

Total Energy - 0.45%                               Futures contracts sold - 0.45%                           55,400
                                                                                                             ------

Total Grains -  0.02%                              Futures contracts sold -  0.02%                            1,800
                                                                                                              -----

Interest Rates U.S.                                Futures contracts sold - 0.11%                            13,562
                                                   Futures contracts purchased - 0.02%                        2,625
                                                                                                              -----
Total Interest Rates U.S. -  0.13%                                                                           16,187
                                                                                                             ------

Total Interest Rates Non-U.S -  0.28%              Futures contracts sold -  0.28%                           34,196
                                                                                                            -------

Metals                                             Futures contracts sold -  (0.68)%                        (83,509)
                                                   Futures contracts purchased - 0.94%                      115,614
                                                                                                            -------
    Total Metals -  0.26%                                                                                    32,105
                                                                                                            -------

Total Indices -  0.06%                             Futures contracts purchased -  0.06%                       7,560
                                                                                                            -------

Total Fair Value -  2.67%                                                                                   327,998
                                                                                                            -------

Total Zero Coupons -  76.33%                       Zero Coupon Bond, 2/15/2003                            9,380,529
                                                   (amortized cost $9,061,122) -  76.33%                  ---------

                                                                                                          ---------
Total Investments -  79.00%                                                                              $9,708,527
                                                                                                          =========

                                                      Investments           % of Investments
                     Country Composition                at Value                at Value
                     -------------------              ----------------------------------

                     Canada                                $7,560                  0.08%
                     Germany                               34,195                  0.35%
                     United Kingdom                        32,105                  0.33%
                     United States                      9,634,667                 99.24%
                                                       ----------------------------------
                                                       $9,708,527                100.00%
                                                       ==================================

Percentages are based on Partners' capital unless otherwise indicated

See notes to financial statements

                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                              JUNE 30,                        JUNE 30,
                                                    -----------------------------   -----------------------------
                                                          2002           2001             2002           2001
                                                    -----------      ------------   ------------      -----------
Income:
  Net gains (losses) on trading of commodity
   interests:
  Realized gains on closed positions                $    359,493    $     63,206    $  1,054,013    $    252,635
  Change in unrealized gains (losses) on open
   positions                                             200,431        (196,898)        205,079        (385,705)
                                                     ------------    ------------    ------------      ----------
                                                         559,924        (133,692)      1,259,092        (133,070)
  Gain on sale of Zero Coupons                             5,639           5,421          15,237          12,151
  Unrealized appreciation (depreciation)
   on Zero Coupons                                       (30,453)        (44,207)       (133,237)         77,575
  Interest income                                        138,835         163,792         281,320         337,548
                                                     ------------    ------------    ------------      ----------
                                                         673,945          (8,686)      1,422,412         294,204
                                                    ------------    ------------    ------------       ----------
Expenses:
  Brokerage commissions including
    clearing fees of $5,671, $4,721,
    $12,430 and $7,518, respectively                      64,906          57,030*        127,888         127,014*
  Management fees                                         21,690          19,514          42,264          35,240
  Incentive fees                                          91,950         (18,093)        212,360           7,969
  Other expenses                                          13,693          13,347          27,254          26,649
                                                     ------------    ------------    ------------      ----------
                                                         192,239          71,798         409,766         196,872
                                                     ------------    ------------    ------------      ----------
  Net income (loss)                                      481,706         (80,484)      1,012,646          97,332
  Redemptions                                           (385,046)       (333,927)     (1,083,648)       (694,028)
                                                     ------------    ------------    ------------      ----------
  Net increase (decrease) in Partners' capital            96,660        (414,411)        (71,002)       (596,696)
Partners' capital, beginning of period                12,121,062      12,963,642      12,288,724      13,145,927
                                                    ------------    ------------    ------------      ----------
Partners' capital, end of period                    $ 12,217,722    $ 12,549,231    $ 12,217,722    $ 12,549,231
                                                    ============    ============    ============      ==========
Net asset value per Unit
  (8,830 and 10,485  Units outstanding
  at June 30, 2002 and 2001, respectively)          $   1,383.66    $   1,196.87    $   1,383.66      $ 1,196.87
                                                    ============    ============    ============      ==========


Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent      $      52.99    $      (7.48)   $     108.10     $      8.59
                                                    ============    ============    ============      ==========

* Amount reclassified for comparative purposes
See Notes to Finanacial Statements
                                        6

                  Smith Barney Principal PLUS Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of June 30, 2002, all trading decisions are made by Tucson Asset Management Inc. (the "Advisor").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2002 and December 31, 2001 and the results of its operations for the three and six months ended June 30, 2002 and 2001. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                  Smith Barney Principal PLUS Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)
                                   (Continued)
2.       Financial Highlights:

         Changes in net asset value per Unit for the three and six months ended June 30, 2002 and 2001 were as follows:

                                      THREE-MONTHS ENDED       SIX-MONTHS ENDED
                                            JUNE 30,                JUNE 30,
                                   ------------------------    -----------------------
                                        2002         2001          2002        2001
                                   ------------------------    ----------------------

Net realized and unrealized
  gains(losses) *                    $  54.47     $ (17.71)    $ 120.50    $  (23.98)
Realized and unrealized gains
  (losses) on zero coupons              (2.73)       (3.60)      (12.41)        8.02
Interest income                         15.27        15.21        30.06        30.91
Expenses **                            (14.02)       (1.38)      (30.05)       (6.36)
                                     ---------    ---------    ---------    ---------

Increase (decrease) for period          52.99        (7.48)      108.10         8.59

Net Asset Value per Unit,
 beginning of period                 1,330.67     1,204.35     1,275.56     1,188.28
                                    ---------    ---------    ---------    ---------

Net Asset Value per Unit,
 end of period                     $ 1,383.66   $ 1,196.87   $ 1,383.66   $ 1,196.87
                                     =========    =========    =========    =========


* Net realized and unrealized gains (losses) is net of commission expense. ** Expenses exclude commission expense.

                  Smith Barney Principal PLUS Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)
                                   (Continued)


Financial Highlights continued:


                                        THREE-MONTHS ENDED              SIX-MONTHS ENDED
                                              JUNE 30,                     JUNE 30,
                                    ---------------------------     --------------------------
                                       2002            2001            2002          2001
                                   -----------       ----------     ---------    ------------

Ratio to average net assets: ***

Net income(loss) before
  incentive fee                        18.95%          (3.08)%         20.20%        1.63%
Incentive fee                          (3.04)%          0.57%          (3.50)%      (0.12)%
                                    ----------       ---------      ----------   -----------
Net income(loss) after
  Incentive fee                        15.91%          (2.51)%         16.70%        1.51%
                                    ==========        ========      ==========   ===========

Operating expenses                      3.31%           2.81%           3.26%        2.94%
Incentive fee                           3.04%          (0.57)%          3.50%        0.12%
                                    ----------       ---------      ----------   -----------

Total expenses and incentive fees       6.35%           2.24%           6.76%        3.06%
                                    ==========       =========      ==========   ===========

Total return:

Total return before incentive fee       4.76%          (0.76)%         10.36%        0.79%
Incentive fee                          (0.78)%          0.14%          (1.89)%      (0.07)%
                                    ----------       ---------      ----------   -----------

Total return after incentive fee        3.98%          (0.62)%          8.47%        0.72%
                                    ==========      ==========      ==========   ===========

***   Annualized

                  Smith Barney Principal PLUS Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)
                                   (Continued)


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

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values during the six and twelve months ended June 30, 2002 and December 31, 2001, based on a monthly calculation, were
$370,487 and $255,048, respectively. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 2002 and December 31, 2001, was $533,077 and $327,998, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.


4. Financial Instrument Risk:

     The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

     Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SSB.

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

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of June 30, 2002. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's second quarter of 2002.

     The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the six months ended June 30, 2002, Partnership capital decreased 0.6% from $12,288,724 to $12,217,722. This decrease was attributable to the redemption of 804 Units resulting in an outflow of $1,083,648, which was largely offset by the net income from operations of $1,012,646. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes.

     All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized values on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

     Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the date of entry into the contracts and the forward rates at the reporting dates, is included in the statement of financial condition. Realized gains(losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statement of income and expenses and partners' capital.

Results of Operations

     During the Partnership's second quarter of 2002, the net asset value per unit increased 4.0% from $1,330.67 to $1,383.66 as compared to a decrease of 0.6% in the second quarter of 2001. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2002 of $559,924. Gains were primarily attributable to the trading of commodity contracts in grains, currencies, U.S. interest rates and indices and were partially offset by losses in metals, energy, non-U.S. interest rates and softs. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2001 of $133,692. Losses were primarily attributable to the trading of commodity futures in currencies, energy, grains, softs, indices and metals and were partially offset by gains in U.S. and non-U.S. interest rates.

     Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisor to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.

     Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate. Also included in interest income is the amortization of original issue discount on the Zero Coupons based on the interest method. Salomon Smith Barney may continue to maintain the Partnership assets in cash and/or to place all of the Fund assets in 30-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. Salomon Smith Barney will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2002 decreased by $24,957 and $56,228, respectively, as compared to the corresponding periods in 2001. The decrease in interest income is primarily due to a decrease in interest rates and the effect of redemptions on the Partnership's equity maintained in cash during the three and six months ended June 30, 2002.

     Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and six months ended June 30, 2002 increased by $7,876 and $874, respectively, as compared to the corresponding periods in 2001.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. As of March 1, 2001, management fees are calculated on the Partnership's net asset value and the notional funds traded by the Advisor. Management fees for the three and six months ended June 30, 2002 increased by $2,176 and $7,024, respectively, as compared to the corresponding periods in 2001. The increase in management fees is due to the inclusion of notional funds in the calculation.

     Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. Trading performance for the three and six months ended June 30, 2002 resulted in incentive fees of $91,950 and $212,360, respectively. Trading performance for the three months ended June 30, 2001 resulted in a credit to incentive fees of $(18,093) and for the six months ended June 30, 2001 resulted in incentive fees of $7,969.

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

     Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2002. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2002, the Partnership's total capitalization was $12,217,722. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2001.


                                  June 30, 2002
                                   (Unaudited)

                                                                      Year to Date
                                              % of Total           High             Low
Market Sector                Value at Risk   Capitalization    Value at Risk    Value at Risk
----------------------------------------------------------------------------------------------

Currencies:
 - Exchange Traded Contracts   $243,525         1.99%                $259,450   $ 32,000
Energy                           17,500         0.14%                 217,100      2,500
Grains                           12,500         0.10%                  12,500      4,400
Interest Rates U.S.             106,200         0.87%                 214,000     51,800
Interest Rates Non-U.S           96,714         0.79%                  96,714     12,180
Metals:
 - Exchange Traded Contracts     13,000         0.11%                  14,400     13,000
 - OTC Contracts                 43,125         0.35%                  44,875     16,875
Indices                         157,535         1.29%                 303,279     43,211
                               --------       --------
Total                          $690,099         5.64%
                               ========      ========

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings -

               In April 2002, consolidated amended complaints were filed against Salomon Smith Barney Inc and other investment banks named in numerous putative class actions filed in the United States District Court for the Southern District of New York alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. Also pending in the Southern District of New York against Salomon Smith Barney Inc and other investment banks are several putative class actions which have been consolidated into a single class action alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters.

Item 2.   Changes in Securities and Use of Proceeds - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - None

Item 6.  (a) Exhibit - 99.1 Certificate of Chief Executive Officer.
             Exhibit - 99.2 Certificate of Chief Financial Officer.

         (b) Reports on Form 8-K - None with respect to the second quarter of 2002. On July 17, 2002 the Partnership filed a notice on Form 8-K to report a change in accountants from PricewaterhouseCoopers LLP to KPMG LLP.

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

Date:    8/14/02
        -------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  Smith Barney Futures Management LLC
     (General Partner)


By:  /s/ David J. Vogel, President
         David J. Vogel, President

Date     8/14/02
        ------------


By:  /s/ Daniel R. McAuliffe, Jr.
     ----------------------------------
         Daniel R. McAuliffe, Jr.
         Chief Financial Officer and
         Director

Date     8/14/02
         ------------