Form 10-Q
period 2002-09-30
SMITH BARNEY PRINCIPAL PLUS FUTURES FUND LP
filed 2002-11-14
CIK 944697

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2002
                      ------------------

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

                                                                 Page
                                                                Number

PART I - Financial Information:

  Item 1.       Financial Statements:

                Statements of Financial Condition at
                September 30, 2002 and December 31,
                2001 (unaudited).                               3

                Condensed Schedules of Investments
                at September 30, 2002 and December 31,
                2001 (unaudited).                             4 - 5

                Statements of Income and Expenses
                and Partners' Capital for the three
                and nine months ended September 30,
                2002 and 2001 (unaudited).                      6

                Notes to Financial Statements
                (unaudited).                                  7 - 11

  Item 2.       Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations.                                  12 - 14

  Item 3.       Quantitative and Qualitative
                Disclosures of Market Risk                   15 - 16

  Item 4.       Controls and Procedures                        17

PART II - Other Information                                    18

                                     PART I
                          Item 1. Financial Statements

                  Smith Barney Principal PLUS Futures Fund L.P.
                        Statements of Financial Condition
                                   (Unaudited)

                                                                     September 30,  December 31,
                                                                          2002          2001
                                                                     ------------   ------------
Assets:

Equity in commodity futures trading account:
  Cash                                                                $ 3,391,919   $ 2,820,810
  Net unrealized appreciation on open positions                           204,820       327,998
  Zero coupons, $8,709,000  and $9,634,000 principal amount in
   2002 and 2001, respectively, due February 15, 2003 at fair value
   (amortized cost $8,557,966 and $9,061,122 in 2002 and 2001,
    respectively)                                                       8,670,593     9,380,529
                                                                      -----------   -----------
                                                                       12,267,332    12,529,337
Receivable from SSB on sale of zero coupons                               120,452       487,523
Interest receivable                                                         3,818         3,722
                                                                      -----------   -----------
                                                                      $12,391,602   $13,020,582
                                                                      ===========   ===========

Liabilities and Partners' Capital:

Liabilities:
 Accrued expenses:
  Commissions                                                         $    20,879   $    17,634
  Management fees                                                           8,247         6,959
  Incentive fees                                                           25,804        30,209
  Other                                                                    42,990        38,000
 Redemptions payable                                                      168,463       639,056
                                                                      -----------   -----------
                                                                          266,383       731,858
                                                                      -----------   -----------

Partners' Capital:
General Partner, 376 Units equivalents outstanding in 2002 and 2001       523,490       479,611
Limited Partners, 8,333 and 9,258 Units of Limited Partnership
  Interest outstanding in 2002 and 2001, respectively                  11,601,729    11,809,113
                                                                      -----------   -----------
                                                                       12,125,219    12,288,724
                                                                      -----------   -----------
                                                                      $12,391,602   $13,020,582
                                                                      ===========   ===========

                                       3

See Notes to Unaudited Financial Statements.

                  Smith Barney Principal PLUS Futures Fund L.P.
                        Condensed Schedule of Investments
                               September 30, 2002
                                   (Unaudited)


Sector                                                   Contract                                  Fair Value
---------------------------------             --------------------------------------------      -------------
Currencies
                                                Exchange contracts purchased - 0.03%                $ 3,400
                                                Exchange contracts sold - 0.23%                      27,550
                                                                                                ------------
                                                   Total Exchange traded - 0.26%                     30,950

                                                Over the counter contracts purchased - 0.05%          5,635
                                                Over the counter contracts sold - (0.10)%           (11,690)
                                                                                                ------------
                                                   Total Over the counter - (0.05)%                  (6,055)
                                                                                                ------------
   Total Currencies - 0.21%                                                                          24,895
                                                                                                ------------

Total Energy - 0.60%                            Futures contracts purchased - 0.60%                  72,633
                                                                                                ------------

Total Interest Rates U.S. - 0.94%               Futures contracts purchased - 0.94%                 114,434
                                                                                                ------------


Interest Rates Non-U.S.                         Futures contracts purchased - 0.07%                   8,996
                                                Futures contracts sold - (0.11)%                    (12,731)
                                                                                                ------------
   Total Interest Rates Non-U.S. - (0.04)%                                                           (3,735)
                                                                                                ------------

Metals
                                                Futures contracts purchased - (0.72)%               (87,274)
                                                Futures contracts sold - 0.62%                       75,648
                                                                                                ------------
   Total Metals - (0.10)%                                                                           (11,626)
                                                                                                ------------

Total Indices - 0.07%                           Futures contracts sold - 0.07%                        8,219
                                                                                                ------------

Total Fair Value - 1.69%                                                                            204,820
                                                                                                ------------

Total Zero Coupons - 71.51%                     U.S. Treasury, Zero Coupon Bond, 2/15/2003
                                                (amortized cost $8,557,966)                       8,670,593
                                                                                                ------------

Total Investments - 73.20%                                                                      $ 8,875,413
                                                                                                ============



                           Investments         % of Investments
Country Composition         at Value              at Value
--------------------  ---------------------    ----------------
Australia                        $ 78             0.00%*
Canada                          2,426             0.03%
Germany                         4,964             0.06%
Hong Kong                       8,000             0.09%
Japan                         (12,732)           (0.14)%
Singapore                         219             0.00%*
United Kingdom                (10,428)           (0.12)%
United States               8,882,886           100.08%
                         -------------          -------
                          $ 8,875,413           100.00%
                         =============          ========



Percentages are based on Partners' capital unless otherwise indicated *Due to rounding
See Notes to Unaudited Financial Statements

                           Smith Barney Principal PLUS
                                Futures Fund L.P.
                        Condensed Schedule of Investments
                                December 31, 2001


Sector                                             Contract                                               Fair Value

Total Currencies - 1.47%                           Exchange contracts sold - 1.47%                        $ 180,750
                                                                                                            -------

Total Energy - 0.45%                               Futures contracts sold - 0.45%                           55,400
                                                                                                             ------

Total Grains -  0.02%                              Futures contracts sold -  0.02%                            1,800
                                                                                                              -----

Interest Rates U.S.                                Futures contracts sold - 0.11%                            13,562
                                                   Futures contracts purchased - 0.02%                        2,625
                                                                                                              -----
Total Interest Rates U.S. -  0.13%                                                                           16,187
                                                                                                             ------

Total Interest Rates Non-U.S -  0.28%              Futures contracts sold -  0.28%                           34,196
                                                                                                            -------

Metals                                             Futures contracts sold -  (0.68)%                        (83,509)
                                                   Futures contracts purchased - 0.94%                      115,614
                                                                                                            -------
    Total Metals -  0.26%                                                                                    32,105
                                                                                                            -------

Total Indices -  0.06%                             Futures contracts purchased -  0.06%                       7,560
                                                                                                            -------

Total Fair Value -  2.67%                                                                                   327,998
                                                                                                            -------

Total Zero Coupons -  76.33%                       U.S. Treasury, Zero Coupon Bond, 2/15/2003             9,380,529
                                                   (amortized cost $9,061,122) -  76.33%                  ---------

                                                                                                          ---------
Total Investments -  79.00%                                                                              $9,708,527
                                                                                                          =========

                                                      Investments           % of Investments
                     Country Composition                at Value                at Value
                     -------------------              ----------------------------------

                     Canada                                $7,560                  0.08%
                     Germany                               34,195                  0.35%
                     United Kingdom                        32,105                  0.33%
                     United States                      9,634,667                 99.24%
                                                       ----------------------------------
                                                       $9,708,527                100.00%
                                                       ==================================


Percentages are based on Partners' capital unless otherwise indicated

See Notes to Unaudited Financial Statements

                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
             STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                           ---------------------------     -----------------------------
                                                               2002            2001            2002              2001
                                                           ------------    -----------     ------------     -------------
Income:
  Net gains (losses) on trading of commodity
  interests:
  Realized gains on closed positions                       $    472,372    $    227,207    $  1,526,385    $    479,842
  Change in unrealized gains (losses) on open positions        (328,257)         83,048        (123,178)       (302,657)
                                                           ------------    ------------    ------------    ------------
                                                                144,115         310,255       1,403,207         177,185
  Gain on sale of Zero Coupons                                    1,550          12,533          16,787          24,684
  Unrealized appreciation (depreciation) on Zero Coupons        (73,543)        157,102        (206,780)        234,677
  Interest income                                               139,046         161,039         420,366         498,587
                                                           ------------    ------------    ------------    ------------
                                                                211,168         640,929       1,633,580         935,133
                                                           ------------    ------------    ------------    ------------

Expenses:
  Brokerage commissions including clearing fees
   of $5,098, $5,464, $17,528 and  $12,982, respectively         69,134          57,508*        197,022         184,522*
  Management fees                                                22,631          19,395          64,895          54,635
  Incentive fees                                                 25,804          31,624         238,164          39,593
  Other expenses                                                 17,639          14,198          44,893          40,847
                                                           ------------    ------------    ------------    ------------
                                                                135,208         122,725         544,974         319,597
                                                           ------------    ------------    ------------    ------------
  Net income                                                     75,960         518,204       1,088,606         615,536
  Redemptions                                                  (168,463)       (436,205)     (1,252,111)     (1,130,233)
                                                           ------------    ------------    ------------    ------------
  Net increase (decrease) in Partners' capital                  (92,503)         81,999        (163,505)       (514,697)
Partners' capital, beginning of period                       12,217,722      12,549,231      12,288,724      13,145,927
                                                           ------------    ------------    ------------    ------------
Partners' capital, end of period                           $ 12,125,219    $ 12,631,230    $ 12,125,219    $ 12,631,230
                                                           ------------    ------------    ------------    ------------
Net asset value per Unit
  (8,709 and 10,135 Units outstanding
  at September 30, 2002 and 2001, respectively)            $   1,392.26    $   1,246.30    $   1,392.26    $   1,246.30
                                                           ------------    ------------    ------------    ------------
Net income per Unit of Limited Partnership
  Interest and General Partner Unit equivalent             $       8.60    $      49.43    $     116.70    $      58.02
                                                           ------------    ------------    ------------    ------------



*Amount reclassified for comparative purposes
See Notes to Unaudited Financial Statements
                                        6

                  Smith Barney Principal PLUS Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2002
                                   (Unaudited)

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of September 30, 2002, all trading decisions are made by Tucson Asset Management Inc., Potomac Portfolios LLC and Quest Partners LLC.(each, an "Advisor" and collectively the "Advisors"). On July 12, 2002 Quest Partners LLC was added as an Advisor to the Partnership and on July 23, 2002 Potomac Portfolios LLC was added as an Advisor to the Partnership.

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2002 and December 31, 2001 and the results of its operations for the three and nine months ended September 30, 2002 and 2001. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                  Smith Barney Principal PLUS Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2002
                                   (Unaudited)
                                   (Continued)

2. Financial Highlights:

     Changes in net asset value per Unit for the three and nine months ended September 30, 2002 and 2001 were as follows:




                                      THREE-MONTHS ENDED            NINE-MONTHS ENDED
                                       SEPTEMBER 30,                SEPTEMBER 30,
                                    ---------------------      -----------------------
                                      2002          2001           2002         2001
                                    --------    ---------       ---------   ----------
Net realized and unrealized
  gains *                           $   8.49    $   24.11      $  128.99     $   0.13
Realized and unrealized gains
  (losses) on zero coupons             (8.15)       16.08         (20.56)       24.10
Interest income                        15.75        15.46          45.81        46.37
Expenses **                            (7.49)       (6.22)        (37.54)      (12.58)
                                   ----------   ----------     ----------   ----------

Increase for the period                 8.60        49.43         116.70        58.02

Net Asset Value per Unit,
 beginning of period                1,383.66     1,196.87       1,275.56     1,188.28
                                  ----------    ----------     ----------   -----------

Net Asset Value per Unit,
 end of period                     $1,392.26    $1,246.30      $1,392.26    $1,246.30
                                   ==========   ==========     ==========   ==========


*  Net realized and unrealized gains is net of commission expense.

** Expenses exclude commission expense.

                  Smith Barney Principal PLUS Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2002
                                   (Unaudited)
                                   (Continued)


Financial Highlights continued:



                                       THREE-MONTHS ENDED         NINE-MONTHS ENDED
                                          SEPTEMBER 30,              SEPTEMBER 30,
                                    -----------------------      ------------------------
                                       2002          2001          2002          2001
                                     ---------     --------      --------      ----------
Ratio to average net assets: ***
Net income before incentive fees        3.32%        17.25%        14.54%         6.80%
Incentive fees                         (0.84)%       (0.99)%       (2.61)%       (0.41)%
                                    ----------     ---------    ----------    -----------
Net income after incentive fees         2.48%        16.26%        11.93%         6.39%
                                    ==========     =========    ==========    ===========

Operating expenses                      3.57%         2.86%         3.36%         2.91%
Incentive fees                          0.84%         0.99%         2.61%         0.41%
                                    ----------      -------     ----------    -----------
Total expenses and incentive fees       4.41%         3.85%         5.97%         3.32%
                                    ==========     =========    ==========    ===========

Total return:

Total return before incentive fees      0.84%         4.39%        11.29%         5.21%
Incentive fees                         (0.22)%       (0.26)%       (2.14)%       (0.33)%
                                    ----------     ---------    ----------    -----------
Total return after incentive fees       0.62%         4.13%         9.15%         4.88%
                                    ==========    ==========    ==========    ===========

***  Annualized

                  Smith Barney Principal PLUS Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2002
                                   (Unaudited)
                                   (Continued)


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

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values during the nine and twelve months ended September 30, 2002 and December 31, 2001, based on a monthly calculation, were $272,330 and $255,048, respectively. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 2002 and December 31, 2001, was $204,820 and $327,998, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.


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

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of September 30, 2002. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's third quarter of 2002.

     The Partnership's capital consists of capital contributions, as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the nine months ended September 30, 2002, Partnership capital decreased 1.3% from $12,288,724 to $12,125,219. This decrease was attributable to the redemption of 925 Units resulting in an outflow of $1,252,111, which was largely offset by the net income from operations of $1,088,606. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes.

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

     Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the date of entry into the contracts and the forward rates at the reporting dates, is included in the statement of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statement of income and expenses and partners' capital.

Results of Operations

     During the Partnership's third quarter of 2002, the net asset value per Unit increased 0.6% from $1,383.66 to $1,392.26 to as compared to an increase of 4.1% in the third quarter of 2001. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2002 of $144,115. Gains were primarily attributable to the trading of commodity contracts in grains, softs, U.S. interest rates and indices and were partially offset by losses in metals, energy, non-U.S. interest rates and currencies. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2001 of $310,255. Gains were primarily attributable to the trading of commodity futures in currencies, energy, softs, indices U.S. interest rates and metals and were partially offset by losses in grains and non-U.S.interest rates.

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

     Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate. Also included in interest income is the amortization of original issue discount on the Zero Coupons based on the interest method. Salomon Smith Barney may continue to maintain the Partnership assets in cash and/or place all of the Partnership assets in 30-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. Salomon Smith Barney will retain 20% of any interest earned on Treasury bills. Interest income for the three and nine months ended September 30, 2002 decreased by $21,993 and $78,221, respectively, as compared to the corresponding periods in 2001. The decrease in interest income is primarily due to a decrease in interest rates and the effect of redemptions on the Partnership's equity maintained in cash during the three and nine months ended September 30, 2002.

     Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and nine months ended September 30, 2002 increased by $11,626 and $12,500, respectively, as compared to the corresponding periods in 2001.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. As of March 1, 2001, management fees are calculated on the Partnership's net asset value and the notional funds traded by the Advisor. Management fees for the three and nine months ended September 30, 2002 increased by $3,236 and $10,260, respectively, as compared to the corresponding periods in 2001. The increase in management fees is due to the inclusion of notional funds in the calculation.

     Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. Trading performance for the three and nine months ended September 30, 2002 resulted in incentive fees of $25,804 and $238,164, respectively. Trading performance for the three and nine months ended September 30, 2001 resulted in an incentive fees of $31,624 and $39,593, respectively.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2002. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2002, the Partnership's total capitalization was $12,125,219. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2001.


                               September 30, 2002
                                   (Unaudited)


                                                                      Year to Date
                                                % of Total       High              Low
Market Sector                Value at Risk   Capitalization  Value at Risk    Value at Risk
--------------------------------------------------------------------------------------------
Currencies:
 - Exchange Traded Contracts     $142,900         1.18%       $259,450       $32,000
 - OTC Contracts                   62,438         0.51%         62,438        16,180
Energy                            156,000         1.29%        217,100         2,500
Interest Rates U.S.               128,900         1.06%        214,000         6,000
Interest Rates Non-U.S.           108,633         0.90%        108,633         9,393
Metals:
 - Exchange Traded Contracts        2,000         0.02%         35,000         2,000
 - OTC Contracts                    5,375         0.04%         45,000         5,375
Indices                            25,312         0.21%        303,279        25,312
                                ---------        ------
Total                            $631,558         5.21%
                                 =========      ======

Item 4. Control and Procedures

     Based on their evaluation of the Partnership's disclosure controls and procedures as of a date within 90 days of the filing of this report, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

     There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings -

     Enron Corp.

          In April 2002, Citigroup Inc. ("Citigroup") and, in one case, SSB, were named as defendants along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in two putative consolidated class action complaints that were filed in the United States District Court for the Southern District of Texas seeking unspecified damages. One action, brought on behalf of individuals who purchased Enron securities (Newby, et al. v. Enron Corp., et al.), alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and the other action, brought on behalf of current and former Enron employees (Tittle, et al. v. Enron Corp., et al.), alleges violations of the Employment Retirement Income Security Act of 1974, as amended ("ERISA"), and the Racketeer Influenced and Corrupt Organizations Act ("RICO"), as well as claims for negligence and civil conspiracy. On May 8, 2002, Citigroup and SSB filed motions to dismiss the complaints, which are pending.

          In July 2002, Citigroup, SSB, a number of their affiliates and certain of their officers and other employees were named as defendants, along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in a putative class action filed in the United States District Court for the Southern District of New York on behalf of purchasers of the Yosemite Notes and Enron Credit-Linked Notes, among other securities (Hudson Soft Co., Ltd. v. Credit Suisse First Boston Corporation, et al.). The amended complaint alleges violations of RICO and of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and seeks unspecified damages.

          Additional actions have been filed against Citigroup and certain of its affiliates, along with other parties, including (i) two actions brought in different state courts by state pension plans alleging violations of state securities law and claims for common law fraud and unjust enrichment;
     (ii) an action by banks that participated in two Enron revolving credit facilities, alleging fraud, gross negligence, and breach of implied duties in connection with defendants' administration of a credit facility with Enron; (iii) an action brought by several funds in connection with secondary market purchases of Enron Corp. debt securities alleging violations of federal securities laws, including Section 11 of the Securities Act of 1933, as amended, and claims for fraud and misrepresentation; (iv) a series of putative class actions by purchasers of NewPower Holdings common stock alleging violations of the federal securities law, including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended; (v) an action brought by two investment funds in connection with purchases of Enron-related securities for alleged violations of state securities and unfair competition statutes; (vi) an action brought by several investment funds and fund owners in connection with purchases of notes of the Osprey I and Osprey II Trusts for alleged violation of state and federal securities laws and claims for common law fraud, misrepresentation and conspiracy; (vii) an action brought by several investment funds and fund owners in connection with purchases of notes of the Osprey I and Osprey II Trusts for alleged violation of state and federal securities laws and state unfair competition laws and claims for common law fraud and misrepresentation; and (viii) an action brought by the Attorney General of Connecticut in connection with various commercial and investment banking services provided to Enron. Several of these cases have been consolidated with the Newby action and stayed pending the Court's decision on the pending motions to dismiss Newby.

          Additionally, Citigroup and certain of its affiliates have received inquiries and requests for information from various regulatory and governmental agencies and Congressional committees, as well as from the Special Examiner in the Enron bankruptcy, regarding certain transactions and business relationships with Enron and its affiliates. Citigroup is cooperating fully with all such requests.

    Research

          Since May 2002, SSB and Jack Grubman have been named as defendants in approximately 62 putative class action complaints by purchasers of various securities alleging they violated federal securities law, including Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including Global Crossing, WorldCom, Inc., AT&T, Winstar, Rhythm Net Connections, Level 3 Communications, MetroMedia Fiber Network, XO Communications and Williams Communications Group Inc. Similar claims with respect to research have also been included in approximately 100 cases pending against SSB and other broker dealers in the IPO Allocation Securities Litigation and the IPO Allocation Antitrust Litigation, disclosed below under the caption "Other." Nearly all of these actions are pending in the United States District Court for the Southern District of New York.

          Since April 2002, SSB and several other broker dealers have received subpoenas and/or requests for information from various governmental and self-regulatory agencies and Congressional committees, including the National Association of Securities Dealers (the "NASD"), which has raised issues about SSB's internal e-mail retention practices and research on Winstar Communications, Inc. With respect to Winstar, SSB and the NASD have entered into a settlement agreement. SSB agreed to pay a penalty in the amount of $5 million and did not admit to any wrongdoing. With respect to other such matters, these agencies have been engaged in discussions with a number of broker dealers, including SSB, about resolving potential enforcement proceedings relating to research. SSB is cooperating fully with all such requests.

     WorldCom, Inc.

          Citigroup and SSB are involved in a number of lawsuits arising out of the underwriting of debt securities of WorldCom, Inc. These lawsuits include putative class actions filed in July 2002 by alleged purchasers of WorldCom debt securities in the United States District Court for the Southern District of New York (Above Paradise Investments Ltd. v. WorldCom, Inc., et al.; Municipal Police Employees Retirement System of Louisiana v. WorldCom, Inc., et al.), and in the United States District Court for the Southern District of Mississippi (Longacre Master Fund v. WorldCom, Inc., et al.). These putative class action complaints assert violations of federal securities law, including Sections 11 and 12 of the Securities Act of 1933, as amended, and seek unspecified damages from the underwriters.

          On October 11, 2002, the Above Paradise and Municipal Police Employees lawsuits filed in the United States District Court for the Southern
     District of New York were superseded by the filing of a consolidated putative class action complaint in the United States District Court for the Southern District of New York (In re WorldCom, Inc. Securities Litigation). In the consolidated complaint, in addition to the claims of violations by the underwriters of federal securities laws, including Sections 11 and 12 of the Securities Act of 1933, as amended, the plaintiffs allege violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by SSB, arising out of alleged conflicts of interest of SSB and Jack Grubman. The plaintiffs continue to seek unspecified compensatory damages. In addition to the consolidated class action complaint, the Southern District of Mississippi class action has been transferred by the Judicial Panel on MultiDistrict Litigation to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions.

          In addition to the putative class actions that have commenced, certain individual actions have been filed in various federal and state courts against Citigroup and SSB, along with other parties, concerning WorldCom debt securities, including individual state court actions brought by various pension funds in connection with the underwriting of debt securities of WorldCom alleging violations of Section 11 of the Securities Act of 1933, as amended, and, in one case, violations of various state securities laws and common law fraud. Most of these actions have been removed to federal court and an application has been made to have them transferred to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions.

          A putative class action on behalf of participants in WorldCom's 401(k) salary savings plan and those WorldCom benefit plans covered by ERISA alleging violations of ERISA and common law fraud (Emanuele v. WorldCom, Inc., et al.), which was commenced in the United States District Court for the District of Columbia, also has been transferred by the Judicial Panel on MultiDistrict Litigation to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions.

          Additional lawsuits containing similar claims to those described above may be filed in the future.

          Other

               In April 2002, consolidated amended complaints were filed against Salomon Smith Barney Holdings Inc. and other investment banks named in numerous putative class actions filed in the United States District Court for the Southern District of New York alleging violations of certain federal securities laws (including Section 11 of the
          Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. The defendants in these actions have moved to dismiss the consolidated amended complaints but the Court has not yet rendered a decision on those motions. Also pending in the Southern District of New York against Salomon Smith Barney Holdings Inc. and other investment banks are several putative class actions which have been consolidated into a single class action alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters. The defendants in this action have moved to dismiss the consolidated amended complaint but the Court has not yet rendered a decision on those motions.

               For information concerning a suit filed by a hedge fund and its investment advisor against SSB, see the description that appears in the eleventh paragraph under the caption "Legal Proceedings" of the Annual Report on Form 10-K of the Partnership for the year ended December 31, 2001, which is incorporated by reference herein. In August 2002, SSB filed a motion for summary judgment.

Item 2. Changes in Securities and Use of Proceeds - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. (a) Exhibit - 99.1  Certificate of Chief  Executive  Officer.
            Exhibit - 99.2 Certificate of Chief Financial Officer.

       (b)  Reports  on  Form 8-K - On  July 17, 2002  the  Partnership  filed a
            notice on  Form  8-K  to   report  a   change  in   accountants from
            PricewaterhouseCoopers LLP to KPMG LLP.

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


Date:        11/14/02
          --------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  Smith Barney Futures Management LLC
           (General Partner)



By:  /s/ David J. Vogel, President
           David J. Vogel, President


Date:        11/14/02
          -------------



By:  /s/ Daniel R. McAuliffe, Jr.
     ----------------------------------
           Daniel R. McAuliffe, Jr.
           Chief Financial Officer and
           Director

Date:        11/14/02
          -------------

                                  CERTIFICATION


I, David J. Vogel, certify that:

1. I have reviewed this quarterly report on Form 10Q of Smith Barney Principal PLUS Futures Fund L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
                                                       /s/David J. Vogel
                                                      -----------------------
                                                          David J. Vogel
                                                      Chief Executive Officer

                                  CERTIFICATION


I, Daniel R. McAuliffe, certify that:

1. I have reviewed this quarterly report on Form 10Q of Smith Barney Principal PLUS Futures Fund L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     d. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     e. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     f.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
                                           /s/ Daniel R. Mcauliffe, Jr.
                                          ----------------------------
                                            Daniel R. McAuliffe, Jr.
                                            Chief Financial Officer