Form 10-K/A
period 2002-12-31
SMITH BARNEY PRINCIPAL PLUS FUTURES FUND LP
filed 2003-04-11
CIK 944697

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                      For the year ended December 31, 2002

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

Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----
Securities registered pursuant to Section 12(g) of the Act: Units of Limited
                                                            Partnership
                                                            Interest
                                                            ---------------
                                                            (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                         Yes   X    No
                                                             -----     ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Acts).

                                                     Yes       No   X
                                                        ----     -----

Limited   Partnership   Units  with  an  aggregate  value  of  $11,697,466  were
outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter.

As of February 28, 2003, 0 Limited Partnership Units were outstanding.


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

     A total of 100,000 Units of Limited Partnership Interest in the Partnership (the "Units") were offered to the public. Between July 12, 1995 and November 16, 1995, 37,131 Units were sold to the public at $1,000 per Unit. Proceeds of the offering along with the General Partner's contribution of $376,000 were held in escrow until November 17, 1995 at which time an aggregate of $37,507,000 was turned over to the Partnership and the Partnership commenced trading operations.

     The general partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) an amount to entitle it to 1% of each material item of Partnership income, loss, deduction or credit and (ii) the greater of (a) 1% of the partners'
contributions to the Partnership or (b) $25,000. The Partnership will be liquidated upon the first of the following to occur: February 15, 2003; the net asset value per Unit falls below $400 as of the close of any business day; or under certain circumstances as defined in the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement").

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

     Under the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement"), the General Partner administers the business and affairs of the Partnership. As of December 31, 2002, all commodity trading decisions are made for the Partnership by Tucson Asset Management Inc., Potomac Portfolio LLC and Quest Partners LLC (the "Advisors"). The Advisors are not affiliated with the General Partner or SSB. The Advisors are not responsible for the organization or operation of the Partnership.

     The Partnership is obligated to pay a monthly management fee of 1/6 of 1% (2% per year) of month-end Net Assets allocated to the advisors. The Partnership pays each Advisor an incentive fee payable quarterly equal to 20% of New Trading Profits, as defined in the Management Agreement, earned by it for the Partnership of New Trading Profits, as defined in the Management Agreement.

     Prior to March 1, 2001, the Customer Agreement provided that the Partnership pays SSB a monthly brokerage fee equal to 7/12 of 1% of month-end Net Assets allocated to the Advisor (7% per year) in lieu of brokerage commissions on a per trade basis. Effective March 1, 2001, the Partnership pays SSB a monthly brokerage fee equal to 5/12 of 1% of month-end Net Assets allocated to the Advisors (5% per year) in lieu of brokerage commissions on a per trade basis. SSB will pay a portion of its brokerage fees to its financial consultants who have sold Units and who are registered as associated persons with the Commodity Futures Trading Commission (the "CFTC"). The Partnership will pay for National Futures Association ("NFA") fees, exchange and clearing fees, give-up and user fees and floor brokerage fees. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses. Reference should be made to "Item 8. Financial Statements and Supplementary Data." for further information regarding the brokerage commissions included in the notes to the financial statements.

     In addition, SSB will pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined.

     In the unlikely event that the Partnership is required to meet a margin call in excess of the cash balance in its trading accounts, SSBHI will contribute up to an amount equal to the maturity value of the Zero Coupons held by the Partnership at the time of such call to the capital of the Partnership to permit it to meet its margin obligations in excess of its cash balance. The guarantee can only be invoked once. After the guarantee is invoked, trading will cease and the General Partner will either wait until the end of the month in which the Zero Coupons come due (February, 2003) (the "First Payment Date") or will distribute cash and Zero Coupons to the limited partners. The General Partner will provide a copy of SSBHI's annual report as filed with the SEC to any limited partner requesting it. The Partnership ceased trading operations February 15, 2003, the day the Zero Coupons came due.

     (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests (including, but not limited to, futures contracts, options and forward contracts on U.S. Treasuries, other financial instruments, foreign currencies, stock indices and physical commodities). The Partnership does not engage in sales of goods or services. The Partnership's net income from operations for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 is set forth under "Item 6. Selected Financial Data." Partnership capital as of December 31, 2002 was $12,039,567.

     (c)  Narrative description of business.
          ---------------------------------
          See Paragraphs (a) and (b) above.
          (i) through (xii) - Not applicable.
          (xiii) - The Partnership has no employees.

     (d) Financial Information About Geographic Areas. The Partnership does not engage in sales of goods or services or own any long lived assets, and therefore this item is not applicable.

Item 2.  Properties.
         ----------
The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, SSB.

Item 3.  Legal Proceedings.
         -----------------
     This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Salomon Smith Barney Holdings Inc. ("SSBHI") or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

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

     In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including SSB, in the U.S. Bankruptcy Court for the Central District of California (County of Orange et al. v. Bear Stearns & Co. Inc. et al.). The complaint alleged, among other things, that the brokerage firms recommended and sold unsuitable securities to Orange County. SSB and the remaining brokerage firms settled with Orange County in mid 1999. SSB paid $1,333,333 to settle this matter.

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

     In November 1998, a class action complaint was filed in the U.S. District Court for the Middle District of Florida (Dwight Brock as Clerk for Collier County v. Merrill Lynch, et al.). The complaint alleged that, pursuant to a nationwide conspiracy, 17 broker-dealer defendants, including SSB, charged excessive mark-ups in connection with advanced refunding transactions. Among other relief, plaintiffs sought compensatory and punitive damages, restitution and/or rescission of the transactions and disgorgement of alleged excessive profits. In October 1999, the plaintiff filed a second amended complaint. In November 1999, SSB moved to dismiss the amended complaint. In May 2001, the parties reached and the court preliminarily approved a tentative settlement. SSB paid $1,063,457 to settle this matter and in September 2001, the court approved the settlement.

     In connection with the Louisiana and Florida matters, the IRS and SEC conducted an industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions. In April 2000, SSB and several other broker-dealers entered into a settlement with the IRS and the SEC. Thereafter, the plaintiffs filed voluntary discontinuances.

     In December 1998, SSB was one of 28 market making firms that reached a settlement with the SEC in the matter titled In the Matter of Certain Market Making Activities on NASDAQ. As part of the settlement of that matter, SSB, without admitting or denying the factual allegations, agreed to an order which required that it: (i) cease and desist from committing or causing any violations of Sections 15(c)(1) and (2) of the Securities Exchange Act of 1934 and SEC Rules 15c1-2, 15c2-7 and 17a-3 thereunder, (ii) pay penalties totaling approximately $760,000 and (iii) submit certain policies and procedures to an independent consultant for review.

     In March 1999, a complaint seeking in excess of $250 million was filed by a hedge fund and its investment advisor against SSB in the Supreme Court of the State of New York, County of New York (MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc.). The complaint included allegations that, while acting as prime broker for the hedge fund, SSB breached its contracts with plaintiffs, misused their monies and engaged in tortious conduct, including breaching its fiduciary duties. SSB asked the court to dismiss the complaint in full. In October 1999, the court dismissed the tort claims, including the breach of fiduciary duty claims. The court allowed the breach of contract and conversion claims to stand. In December 1999, SSB filed an answer and asserted counterclaims against the investment advisor. In response to plaintiff's motion to strike out the counterclaims, in January 2000, SSB amended its counterclaims against the investment advisor to seek indemnification and contribution. Plaintiffs moved to strike SSB's amended counterclaims in February 2000. In September 2000, the court denied plaintiffs' motion to dismiss SSB's counterclaims based on indemnification and contribution. In August 2002, SSB filed a motion for summary judgment.

     In April 2002, numerous class action complaints were filed against Solomon Smith Barney and other investment banks in the U.S. District Court for the Southern District of New York alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. On February 19, 2003, the court issued an opinion denying the defendants' motion to dismiss. Also pending in the Southern District of New York against SSB and other investment banks are several alleged class actions which have been consolidated into a single class action alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings underwritten by such parties. The defendants in these actions have moved to dismiss the consolidated amended complaint but the court has not yet rendered a decision on those motions.

     In April 2002, Citigroup and, in one case, SSB were named as defendants along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in two alleged consolidated class action complaints that were filed in the U.S. District Court for the Southern District of Texas seeking unspecified damages. One action, brought on behalf of individuals who purchased Enron securities (Newby, et al.
v. Enron Corp., et al.), alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and the other action, brought on behalf of current and former Enron employees (Tittle, et al. v. Enron Corp., et al.), alleges violations of ERISA and RICO, as well as negligence and civil conspiracy. On May 8, 2002, Citigroup and SSB filed motions to dismiss the complaints. On December 19, 2002, the motions to dismiss the Newby complaint were denied. The motion to dismiss the complaint in Tittle remains pending.

     Since April 2002, SSB and several other broker dealers have received subpoenas and/or requests for information from various governmental and self-regulatory agencies and Congressional committees, including the NASD Inc. which has raised issues about SSB's internal e-mail retention practices and research on Winstar Communications, Inc. With respect to Winstar, SSB has entered into a settlement agreement. SSB agreed to pay a penalty in the amount of $5 million and did not admit to any wrongdoing. With respect to other such matters, on December 20, 2002, Citigroup and a number of other broker/dealers reached a settlement-in-principle with the SEC, the NASD Inc., the New York Stock Exchange (the "NYSE") and the Attorney General of New York of all issues raised in their research, initial public offerings allocation and spinning-related inquiries. In addition, with respect to issues raised by the NASD, the NYSE and the SEC about SSB's and other firms' e-mail retention practices, SSB and several other broker/dealers and the NASD, the NYSE and the SEC entered into a settlement agreement in December 2002. SSB agreed to pay a penalty in the amount of $1.65 million and did not admit to any allegation of wrongdoing.

     Since May 2002, Citigroup, SSB and certain principals, executive officers and current and former employees have been named as defendants in a number of alleged class action complaints filed in the U.S. District Court for the Southern District of New York by purchasers of various securities alleging they violated federal securities law, including Sections 10 and 20 of the Securities Exchange Act of 1934 by issuing research reports without reasonable basis and failing to disclose conflicts of interest in connection with published investment research, including Global Crossing, WorldCom, Inc., AT&T, Winstar, Rhythm Net Connections, Level 3 Communications, MetroMedia Fiber Network, XO Communications and Williams Communications Group Inc. Nearly all of these actions are pending before a single judge in the U.S. District Court for the Southern District of New York for coordinated proceedings. The court has consolidated these actions into nine separate categories corresponding to the companies named above.

     Additional actions have been filed against Citigroup and certain of its affiliates, including SSB, and certain of their current and former directors, officers and employees, along with other parties, including: (1) three putative class actions filed in state courts and federal courts on behalf of persons who maintained accounts with SSB asserting, among other things, common law claims, claims under state statutes, and claims under the Investment Advisers Act of 1940, for allegedly failing to provide objective and unbiased investment research and investment management, seeking, among other things, return of fees and commissions; (2) approximately fifteen actions filed in different state courts by individuals asserting, among other claims, common law claims and claims under state securities laws, for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including Global Crossing and WorldCom, Inc.; (3) approximately five actions filed in different state courts by pension and other funds asserting common law claims and statutory claims under, among other things, state and federal securities laws, for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including WorldCom, Inc. and Qwest Communications International Inc.; and (4) more than two hundred arbitrations asserting common law claims and statutory claims under, among other things, state and federal securities laws, for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research.

     In July 2002, Citigroup, SSB and various of its affiliates and certain of their officers and other employees were named as defendants, along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in an alleged class action filed in the U.S. District Court for the Southern District of New York on behalf of purchasers of the Yosemite Notes and Enron Credit-Linked Notes, among other securities (Hudson Soft Co., Ltd v. Credit Suisse First Boston Corporation, et al.). The complaint alleges violations of RICO and of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks unspecified damages.

     Additional actions have been filed against Citigroup and certain of its affiliates, including SSB, along with other parties, including (i) three actions brought in state courts by state pension plans for alleged violations of state securities law and common law fraud and unjust enrichment; (ii) an action by banks that participated in two Enron revolving credit facilities, alleging fraud, gross negligence and breach of implied duties in connection with defendants' administration of a credit facility with Enron; (iii) an action brought by several funds in connection with secondary market purchases of Enron Corp. debt securities alleging violations of federal securities law, including
Section 11 of the Securities Act of 1933, and claims for fraud and misrepresentation; (iv) a series of alleged class actions by purchasers of NewPower Holdings common stock alleging violations of federal securities law, including Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934; (v) an action brought by two investment funds in connection with purchases of Enron-related securities for alleged violations of state securities and unfair competition statutes; (vi) an action brought by several investment funds and fund owners in connection with purchases of notes of the Osprey I and Osprey II Trusts for alleged violation of state and federal securities laws and claims for common law fraud, misrepresentation and conspiracy; (vii) an action brought by several investment funds and fund owners in connection with purchases of notes of the Osprey I and Osprey II Trusts for alleged violation of state and federal securities laws and state unfair competition laws and claims for common law fraud and misrepresentation; (viii) an action brought by the Attorney General of Connecticut in connection with various commercial and investment banking services provided to Enron; (ix) a putative class action brought by clients of SSB in connection with research reports concerning Enron, alleging breach of contract; (x) actions brought by several investment funds in connection with the purchase of notes and/or certificates of the Osprey Trusts, the Marlin Trust, and the Marlin Water trust, as well as the purchase of other Enron or Enron-related securities, alleging violation of state and federal securities laws, and common law civil conspiracy and fraud; (xi) an action brought by a retirement and health benefits plan in connection with the purchase of certain Enron notes, alleging violation of federal securities law, including Section 11 of the Securities Act of 1933, as amended, violations of state securities and unfair competition law, and common law fraud and breach of fiduciary duty; and (xii) an action brought by two broker/dealers in connection with the purchase of certain notes, alleging violation of federal and state securities laws. Several of these cases have been consolidated with the Newby action and stayed pending the Court's decision on the pending motions of certain defendants to dismiss Newby.

     Additionally, Citigroup and certain of its affiliates, including SSB, have provided substantial information to, and have entered into substantive discussions with, the Securities and Exchange Commission regarding certain of their transactions with Enron and a transaction with Dynegy Inc. Citigroup and certain of its affiliates, including SSB, also have received subpoenas and requests for information from various other regulatory and governmental agencies and Congressional committees, as well as from the Special Examiner in the Enron bankruptcy, regarding certain transactions and business relationships with Enron and its affiliates. Citigroup and such affiliates, including SSB, are cooperating fully with all such requests.

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

     On October 11, 2002, the Above Paradise and Municipal Police Employees lawsuits filed in the United States District Court for the Southern District of New York were superseded by the filing of a consolidated putative class action complaint in the United States District Court for the Southern District of New York (In Re Worldcom, Inc. Securities Litigation). In the consolidated complaint, in addition to the claims of violations by the underwriters of the federal securities law, including Sections 11 and 12 of the Securities Act of 1933, as amended, the plaintiffs allege violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by SSB arising out of alleged conflicts of interest of SSB and Jack Grubman. The plaintiffs continue to seek unspecified compensatory damages. In addition to the consolidated class action complaint, the Southern District of Mississippi class action has been transferred by the Judicial Panel on MultiDistrict Litigation to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions.

     In addition to the several putative class actions that have been commenced, certain individual actions have been filed in various federal and state courts against Citigroup and SSB, along with other parties, concerning WorldCom debt securities including individual state court actions brought by approximately 18 pension funds and other institutional investors in connection with the underwriting of debt securities of WorldCom alleging violations of Section 11 of the Securities Act of 1933, as amended, and, in one case, violations of various state securities laws and common law fraud. Most of these actions have been removed to federal court and have been transferred to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions.

     A putative class action on behalf of participants in WorldCom's 401(k) salary savings plan and those WorldCom benefit plans covered by ERISA alleging violations of ERISA and common law fraud (Emanuele V. Worldcom, Inc., Et Al.), which was commenced in the United States District Court for the District of Columbia, also has been transferred by the Judicial Panel on MultiDistrict Litigation to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions. In December 2002, the claims against SSB and the other underwriters were dismissed without prejudice.

     On or about January 27, 2003, lead plaintiff in a consolidated putative class action in the United States District Court for the District of New Jersey (In Re AT&T Corporation Securities Litgation) sought leave to amend its complaint on behalf of purchasers of AT&T common stock asserting claims against, among others, AT&T Corporation, to add as named defendants Citigroup, SSB and certain executive officers and current and former employees, asserting claims under federal securities laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with AT&T in connection with published investment research.

     On or about January 28, 2003, lead plaintiff in a consolidated putative class action in the United States District Court for the Southern District of New York (In Re Global Crossing, Ltd. Securities Litigation) filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and its subsidiaries, which names as defendants, among others, Citigroup, SSB and certain executive officers and current and former employees, asserting claims under federal securities laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with Global Crossing in connection with published investment research.

     SSBHI and various subsidiaries have also been named as defendants in various matters incident to and typical of the businesses in which they are engaged. These include numerous civil actions, arbitration proceedings and other matters in which SSBHI's broker-dealer subsidiaries have been named, arising in the normal course of business out of activities as a broker and dealer in securities, as an underwriter of securities, as an investment banker or otherwise. In the opinion of SSBHI's management, none of these actions is expected to have a material adverse effect on the results of operations, consolidated financial condition or liquidity of SSBHI and its subsidiaries.

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

          (b) Holders. The number of holders of Units of Limited Partnership Interest as of December 31, 2002 was 557.

          (c) Distribution. The Partnership did not declare a distribution in 2002 or 2001.

          (d) Use of Proceeds. There were no additional sales in the years ended December 31, 2002, 2001 and 2000.

Item 6. Selected Financial Data. Net realized and unrealized trading gains (losses), realized and unrealized gains (losses) on Zero Coupons, interest income, net income (loss) and increase in Net Asset Value per Unit for the years ended December 31, 2002, 2001, 2000, 1999, and 1998 and total assets at December 31, 2002, 2001, 2000, 1999 and 1998 were as follows:

                                                  2002             2001           2000            1999            1998
                                              ------------    ------------   ------------     ------------     -----------
Net realized and unrealized trading
 gains(losses) net of brokerage commissions
 and clearing fees of $271,564, $247,193,
 $588,695, $1,148,676 and
 $1,357,927, respectively                     $  1,253,782    $    241,570    $ (2,076,683)   $ (3,003,382)   $  1,234,224

Realized and unrealized
 appreciation (depreciation)
 on Zero Coupons                                  (292,810)        220,306         367,890      (1,301,703)        923,712
Interest income                                    556,588         650,762       1,071,638       1,563,022       1,710,639
                                              ------------    ------------    ------------    ------------    ------------

                                              $  1,517,560    $  1,112,638    $   (637,155)   $ (2,742,063)   $  3,868,575
                                              ============    ============    ============    ============    ============

Net income (loss)                             $  1,114,573    $    912,086    $   (857,383)   $ (3,247,194)   $  2,968,642
                                              ============    ============    ============    ============    ============

Increase (decrease) in
 Net Asset Value per Unit                     $     119.68    $      87.28    $     (10.68)   $    (129.45)   $     109.40
                                              ============    ============    ============    ============    ============

Total assets                                  $ 12,249,116    $ 13,020,582    $ 14,239,485    $ 29,079,820    $ 35,208,540
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

     (5) The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or
"straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.

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

A limited partner may cause all of his Units to be redeemed by the Partnership at the Net Asset Value thereof as of the last day of a quarter on ten days' written notice to the General Partner. No fee will be charged for redemptions. For the year ended December 31, 2002, 1,005 Units were redeemed totaling
$1,363,730. For the year ended December 31, 2001, 1,429 Units were redeemed totaling $1,769,289. For the year ended December 31, 2000, 11,615 Units was redeemed totaling $13,186,595. For each Unit redeemed the Partnership liquidates $1,000 (principal amount) of Zero Coupons and will continue to liquidate $1,000 (principal amount) of Zero Coupons per Unit redeemed. These liquidations will be at market value which will be less than the amount payable on their due date. Moreover, it is possible that the market value of the Zero Coupon could be less than its purchase price plus the original issue discount amortized to date.

     (c) Results of operations. For the year ended December 31, 2002, the Net Asset Value per Unit increased 9.4% from $1,275.56 to $1,395.24. For the year ended December 31, 2001, the Net Asset Value per Unit increased 7.4% from $1,188.28 to $1,275.56. For the year ended December 31, 2000, the Net Asset Value per Unit decreased 0.9% from $1,198.96 to $1,188.28.

     The Partnership experienced net trading gains of $1,525,346 before commissions and expenses for the year ended December 31, 2002. Gains were primarily attributable to the trading in currencies, energy, softs, grains, indices, U.S. and non- U.S. interest rates and were partially offset by losses recognized in livestock and metals. The Partnership experienced a realized gain of $16,876 on Zero Coupons liquidated in conjunction with the redemption of Units during 2002 and unrealized depreciation of $309,686 on Zero Coupons during 2002.

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

         (e) Critical Accounting Policies

The General Partner believes that the accounting policies that will be most critical to the Partnership's financial condition and results of operations relate to the valuation of the Partnership's positions. The majority of the Partnership's positions will be exchange-traded futures contracts, which will be valued daily at settlement prices published by the exchanges. If applicable, the Partnership's spot and forward foreign currency contracts will also be valued at published daily settlement prices or at dealers' quotes. The General Partner expects that under normal circumstances substantially all of the Partnership's assets will be valued by objective measures and without difficulty.

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

The Partnership's Trading Value at Risk in Different Market Sectors

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 2002 and the highest and lowest value at any point during the year. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2002, the Partnership's total capitalization was $12,039,567.


                                December 31, 2002

                                                                          Year to Date
                                                    % of Total         High           Low
Market Sector                   Value  at  Risk   Capitalization   Value at Risk  Value at Risk

Currencies
-Exchange Traded Contracts         $218,100         1.81%          $259,450        $ 32,000
-OTC Contracts                       54,135         0.45%            76,276          16,180
Energy                               82,800         0.69%           217,100           2,500
Grains                               30,000         0.25%            67,850           4,400
Interest rates U.S.                  61,500         0.51%           214,000           4,100
Interest rates Non-U.S.             148,804         1.24%           166,309           9,393
Metals:
- Exchange Traded Contracts          13,000         0.11%            49,000           2,000
- OTC Contracts                      15,000         0.12%            45,000           5,375
Indices                             107,685         0.89%           349,320          25,312
                                   --------         -----
Total                              $731,024         6.07%
                                   ========         =====

As of December 31, 2001, the Partnership's total capitalization was $12,288,724.

                                December 31, 2001

                                                                   Year to Date
                                                % of Total        High          Low
Market Sector               Value  at  Risk   Capitalization  Value at Risk  Value at Risk

Currencies
-Exchange Traded Contracts   $ 90,000          0.73%           $227,700        $ 30,000
Energy                        139,500          1.14%            235,500           5,000
Grains                          9,600          0.08%             51,050           1,200
Interest rates U.S.            23,640          0.19%            164,200          18,200
Interest rates Non-U.S.        51,226          0.42%            228,640           8,747
Metals:
- OTC Contracts                26,250          0.21%             61,800          13,000
Indices                        37,404          0.30%            307,309           7,758
                             --------          ----
Total                        $377,620          3.07%
                             ========          ====

Material Limitations on Value at Risk as an Assessment of Market Risk

     The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions -- unusual, but historically recurring from time to time -- could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table -- as well as the past performance of the Partnership -- give no indication of this "risk of ruin.

" Non-Trading Risk

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

     The following were the primary trading risk exposures of the Partnership as of December 31, 2002, by market sector.

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

     Stock Indices. The Partnership's primary equity exposure is to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)

     Metals. The Partnership's primary metal market exposure is to fluctuations in the price of aluminum.

     Energy. The Partnership's primary energy market exposure is to gas price movements, often resulting from political developments in the Middle East.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

     The following were the only non-trading risk exposures of the Partnership as of December 31, 2002.

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

Item 8.    Financial Statements and Supplementary Data.
           --------------------------------------------




                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.
                          INDEX TO FINANCIAL STATEMENTS


                                                                    Page
                                                                   Number

       Oath or Affirmation.                                          F-2

      Reports of Independent Accountants.                         F-3 - F4

      Financial Statements:
      Statements of Financial Condition at
      December 31, 2002 and 2001.                                    F-5

      Condensed Schedules of Investments at
      December 31, 2002 and 2001.                                 F-6 - F-7

      Statements of Income and Expenses for
      the years ended December 31, 2002, 2001
      and 2000.                                                      F-8

      Statements of Partners' Capital for the
      years ended December 31, 2002, 2001 and
        2000.                                                        F-9

      Notes to Financial Statements.                             F-10 - F-13

      Selected unaudited quarterly financial data.                   F-14

                           To The Limited Partners of
                           Smith Barney Principal PLUS
                                Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.






By:  /s/ Daniel R. Mcauliffe, Jr.
         Daniel R. McAuliffe, Jr.
         Chief Financial Officer and Director
         Smith Barney Futures Management LLC
         General Partner, Smith Barney Principal PLUS
         Futures Fund L.P.

Smith Barney Futures Management LLC
388 Greenwich Street
7th Floor
New York, N.Y.  10013
212-723-5424

                         Report of Independent Auditors

To the Partners of
   Smith Barney Principal PLUS Futures Fund L.P.:

We have audited the accompanying statement of financial condition of Smith Barney Principal PLUS Futures Fund L.P. (the Partnership), including the condensed schedule of investments, as of December 31, 2002, and the related statements of income and expenses, and partners' capital for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Partnership as of December 31, 2001 and for the years ended December 31, 2001 and 2000 were audited by other auditors whose report dated February 28, 2002 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smith Barney Principal PLUS Futures Fund L.P. as of December 31, 2002, and the results of its operations and changes in its partners' capital for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
New York, New York
March 7, 2003

                        Report of Independent Accountants

To the Partners of
   Smith Barney Principal PLUS Futures Fund L.P.:

In our opinion, the accompanying statement of financial condition, including the condensed schedule of investments, and the related statements of income and expenses and of partners' capital present fairly, in all material respects, the financial position of Smith Barney Principal PLUS Futures Fund L.P. at December 31, 2001, and the results of its operations for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of the General Partner; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management of the General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
New York, New York
February 28, 2002

                           Smith Barney Principal PLUS
                                Futures Fund L.P.
                        Statements of Financial Condition
                           December 31, 2002 and 2001

                                                                                   2002                 2001
Assets:
Equity in commodity futures trading account:
   Cash (restricted $907,467 and $468,622 in 2002 and 2001, respectively)
   (Note 3c)                                                                     $3,081,887           $2,820,810
   Net unrealized appreciation on open positions*                                   469,604              327,998
   U.S. Treasury zero coupon bonds, $8,629,000 and $9,634,000 principal amount in 2002 and 2001, respectively, due February 15, 2003 at fair value
    (amortized cost $8,605,473 and $9,061,122 in 2002 and 2001,
    respectively) (Notes 1 and 2)                                                 8,615,194            9,380,529
                                                                               ------------         ------------
                                                                                 12,166,685           12,529,337
  Receivable from SSB on sale of U.S. Treasury zero coupon bonds                     79,871              487,523
  Interest receivable                                                                 2,560                3,722
                                                                               ------------         ------------
                                                                                $12,249,116          $13,020,582
                                                                               ------------         ------------

                                                                               ------------         ------------

Liabilities and Partners' Capital:
Liabilities:
  Accrued expenses:
   Commissions (Note 3c)                                                     $       21,377       $       17,634
   Management fees (Note 3b)                                                          8,432                6,959
   Incentive fees (Note 3b)                                                          19,750               30,209
   Professional fees                                                                 43,361               33,019
   Other                                                                              5,010                4,981
  Redemptions payable (Note 5)                                                      111,619              639,056
                                                                               ------------         ------------
                                                                                    209,549              731,858
                                                                               ------------         ------------
Partners' Capital (Notes 1 and 5):
  General Partner, 376 Unit equivalents outstanding in 2002 and 2001                524,610              479,611
  Limited Partners, 8,253 and 9,258 Units of Limited Partnership Interest
   outstanding in 2002 and 2001, respectively                                    11,514,957           11,809,113
                                                                               ------------         ------------
                                                                                 12,039,567           12,288,724
                                                                               ------------         ------------
                                                                                $12,249,116          $13,020,582
                                                                               ------------         ------------

* Forward contracts in this balance are presented gross in the accompanying Condensed Schedule of Investments.
See accompanying notes to financial statements.

                           Smith Barney Principal PLUS
                                Futures Fund L.P.
                        Condensed Schedule of Investments
                                December 31, 2002

Sector                                             Contract                                                   Fair Value
------                                             --------                                                   ----------
Currencies                                         Futures contracts purchased  1.92%                         $ 230,637
                                                   Futures contracts sold  0.13%                                 15,275
                                                                                                               --------
                                                      Total futures contracts 2.05%                             245,912

                                                   Unrealized appreciation on forward contracts  0.38%           46,627
                                                   Unrealized depreciation on forward contracts  (0.12)%        (14,601)
                                                                                                                --------
                                                      Total forward contracts 0.26%                              32,026
    Total Currencies  2.31%                                                                                     277,938
                                                                                                                --------

Energy                                             Futures contracts purchased 0.18%                             21,911
                                                   Futures contracts sold  0.00%*                                   410
                                                                                                                  ------
    Total Energy  0.18%                                                                                          22,321

Total Interest Rates U.S.  0.52%                   Futures contracts purchased 0.52%                             62,100

Total Interest Rates Non-U.S  0.62%                Futures contracts purchased 0.62%                             74,608

Metals                                             Futures contracts purchased (0.03)%                           (3,015)
                                                   Unrealized appreciation on forward contracts  0.34%           40,849
                                                   Unrealized depreciation on forward contracts  (0.22)%        (26,632)
                                                                                                                 -------
                                                      Total forward contracts 0.12%                              14,217
    Total Metals  0.09%                                                                                          11,202
                                                                                                                 ------

Total Grains  0.08%                                Futures contracts sold  0.08%                                  9,972

Total Indices  0.10%                               Futures contracts sold 0.10%                                  11,463

Total Fair Value of Future and Forward Positions 3.90%                                                          469,604

Total U.S. Treasury Zero Coupon Bonds 71.56%       U.S. Treasury Zero Coupon Bonds, $8,629,000
                                                   principal amount 2/15/2003 (amortized cost                 8,615,194
                                                   $8,605,473)  71.56%                                        ---------
Total Investments  75.46%                                                                                    $9,084,798
                                                                                                              ---------

                                                      Investments           % of Investments
                     Country Composition                at Value                at Value
                     -------------------------     ------------------------------------------
                     Australia                              $(662)                (0.01)%
                     Canada                                   380                  0.00*
                     Germany                               61,818                  0.68
                     Hong Kong                              3,661                  0.04
                     Japan                                  5,181                  0.06
                     Spain                                  2,378                  0.03
                     United Kingdom                        33,732                  0.37
                     United States                      8,978,310                 98.83
                                                       ----------------------------------
                                                       $9,084,798                100.00%
                                                       ==================================

Percentages are based on Partners' capital unless otherwise indicated *Due to rounding
See accompanying notes to financial statements

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
                                                       ==================================




Percentages are based on Partners' capital unless otherwise indicated See accompanying notes to financial statements

                           Smith Barney Principal PLUS
                                Futures Fund L.P.
                        Statements of Income and Expenses
                     for the years ended December 31, 2002,
                                  2001 and 2000

                                                                    2002             2001              2000
Income:
  Net gains (losses) on trading of commodity interests:
   Realized gains (losses) on closed positions and
    foreign currencies                                            $1,383,740         $639,616       $(1,502,461)
   Change in unrealized gains (losses) on open positions             141,606         (150,853)           14,473
                                                                 -----------      ------------      -----------
                                                                   1,525,346          488,763        (1,487,988)
  Gains (losses) on sale of U.S. Treasury zero coupon bonds           16,876           40,999          (114,437)
  Unrealized appreciation (depreciation) on U.S. Treasury
   zero coupon bonds                                                (309,686)         179,307           482,327
  Interest income (Notes 2d and 3c)                                  556,588          650,762         1,071,638
                                                                 -----------      -----------       -----------
                                                                   1,789,124        1,359,831           (48,460)
                                                                 -----------      -----------       -----------
Expenses:
  Brokerage commissions including clearing fees of $21,342,
   $19,702 and $23,109, respectively (Note 3c)                       271,564          247,193           588,695
  Management fees (Note 3b)                                           88,522           75,292           177,828
  Incentive fees (Note 3b)                                           257,914           69,802                --
  Professional fees                                                   50,792           46,026            37,074
  Other expenses                                                       5,759            9,432             5,326
                                                                 -----------      -----------       -----------
                                                                     674,551          447,745           808,923
                                                                 -----------      -----------       -----------
Net income (loss)                                                 $1,114,573         $912,086         $(857,383)
                                                                 -----------     ------------       -----------
Net income (loss) per Unit of Limited Partnership Interest
  and General Partner Unit equivalent (Notes 1 and 6)                $119.68           $87.28           $(10.68)
                                                                 -----------     ------------       -----------

See accompanying notes to financial statements.

                           Smith Barney Principal PLUS
                                Futures Fund L.P.
                         Statements of Partners' Capital
                     for the years ended December 31, 2002,
                                  2001 and 2000

                                                            Limited               General
                                                            Partners              Partner              Total

Partners' capital at December 31, 1999                     $26,739,096             $450,809          $27,189,905
Net loss                                                      (853,367)              (4,016)            (857,383)
Redemption of 11,615 Units of Limited
   Partnership Interest                                    (13,186,595)                  --          (13,186,595)
                                                          ------------          -----------         ------------
Partners' capital at December 31, 2000                      12,699,134              446,793           13,145,927
Net Income                                                     879,268               32,818              912,086
Redemption of 1,429 Units of Limited
   Partnership Interest                                     (1,769,289)                  --           (1,769,289)
                                                          ------------         ------------        -------------
Partners' capital at December 31, 2001                      11,809,113              479,611           12,288,724
Net Income                                                   1,069,574               44,999            1,114,573
Redemption of 1,005 Units of Limited
   Partnership Interest                                     (1,363,730)                  --           (1,363,730)
                                                          ------------         ------------        -------------
Partners' capital at December 31, 2002                     $11,514,957             $524,610          $12,039,567
                                                          ------------         ------------        -------------

See accompanying notes to financial statements.

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

     The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

     The Partnership will be liquidated (see Note 9) upon the first to occur of the following: December 31, 2015; at the end of the month in which the Zero Coupons purchased come due (February, 2003) ("First Payment Date"), unless the General Partner elects otherwise, or under certain other circumstances as defined in the Limited Partnership Agreement. The General Partner, in its sole discretion, may elect not to terminate the Partnership as of the First Payment Date. In the event that the General Partner elects to continue the Partnership, each limited partner shall have the opportunity to redeem all or some of their Units.

2.  Accounting Policies:

     a. All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

     b. The Partnership may purchase and write (sell) options. An option is a contract allowing, but not requiring, its holder to buy (call) or sell
          (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership writes an option, the premium received is recorded as a liability in the statement of financial condition and marked to market daily. When the Partnership purchases an option, the premium paid is recorded as an asset in the statement of financial condition and marked to market daily.

     c. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership's income and expenses.

     d. The original issue discount on the Zero Coupons is being amortized over their life using the interest method and is included in interest income.

     e. Zero Coupons are recorded in the statement of financial condition at fair value. Realized gain (loss) on the sale of Zero Coupons is determined on the amortized cost basis of the Zero Coupons at the time of sale.

     f. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     g. Certain prior period amounts have been reclassified to conform to current year presentation.

3.  Agreements:

    a. Limited Partnership Agreement:

     The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership.

    b. Management Agreements:

     The General Partner, on behalf of the Partnership, has entered into a Management Agreement with Tucson Asset Management Inc., Potomac Portfolios LLC and Quest Partners LLC (collectively, the "Advisors"), which provides that the Advisors have sole discretion in determining the investment of the assets of the Partnership allocated to each Advisor by the General Partner. As compensation for services, the Partnership is obligated to pay a monthly management fee of 1/6 of 1% (2% per year) of 135% of month-end Net Assets allocated to each Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, (excluding the fair value of the U.S. Treasury zero coupon bonds), prior to the reduction of redemptions and incentive fees. The Partnership will also pay an incentive fee payable quarterly equal to 20% of New Trading Profits, as defined in the Management Agreement. On July 12, 2002 Quest Partners LLC was added as an Advisor to the Partnership and on July 23, 2002 Potomac Portfolios LLC was added as an Advisor to the Partnership.

    c. Customer Agreement:

     The Partnership has entered into a Customer Agreement with SSB whereby SSB provides services which include, among other things, the execution of transactions for the Partnership's account in accordance with orders placed by the Advisors. Prior to March 1, 2001 the Partnership was obligated to pay a monthly brokerage fee to SSB equal to 7/12 of 1 % of month-end Net Assets (7% per year) in lieu of brokerage commissions on a per trade basis. Effective March 1, 2001, the Partnership is obligated to pay a monthly brokerage fee to SSB equal to 5/12 of 1% of 135% of month-end Net Assets (5% per year) in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, (excluding the fair value of the U.S. Treasury zero coupon bonds), prior to the reduction of all liabilities of the Partnership. A portion of this fee is paid to employees of SSB who have sold Units of the Partnership. This fee does not include exchange, clearing, user, give-up, floor brokerage and National Futures Association fees which will be borne by the Partnership. All of the Partnership's assets are deposited in the Partnership's account at SSB. The Partnership maintains a portion of these assets in Zero Coupons and a portion in cash. The Partnership's cash is deposited by SSB in segregated bank accounts, to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2002 and 2001, the amount of cash held for margin requirements was $907,467 and $468,622, respectively. SSB will pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated by either party.

4.  Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activities are shown in the statement of income and expenses. All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the years ended December 31, 2002 and 2001, based on a monthly calculation, was $257,804 and $255,048, respectively.

5.  Distributions and Redemptions:

     Distributions of profits, if any, will be made at the sole discretion of the General Partner. On 10 days notice to the General Partner, a limited partner may require the Partnership to redeem his Units at their Redemption Net Asset Value as of the last day of a quarter.

6.  Financial Highlights:

     Changes in the net asset value per Unit of Partnership interest for the years ended December 31, 2002, 2001 and 2000 were as follows:

                                                                     2002               2001              2000

    Net realized and unrealized gains (losses)*                      $134.46            $24.69            $(89.55)
    Realized and unrealized appreciation (depreciation)
    on Zero Coupons                                                   (32.37)            20.35              26.93
    Interest income                                                    61.45             61.28              63.80
    Expenses**                                                        (43.86)           (19.04)            (11.86)
                                                                  -----------       -----------        ----------
    Increase (decrease) for year                                      119.68             87.28             (10.68)
    Net asset value per Unit, beginning of year                     1,275.56          1,188.28           1,198.96
                                                                  ----------        ----------         ----------
    Net asset value per Unit, end of year                          $1,395.24         $1,275.56          $1,188.28
                                                                    --------          --------           --------

    * Includes brokerage commissions
    **Excludes brokerage commissions

    Ratios to average net assets:
     Net investment income before incentive fees***                       1.1%              2.1%
     Incentive fees                                                      (2.1)%            (0.5)%
                                                                      -------            -------
     Net investment income (loss) after incentive fees                   (1.0)%             1.6%
                                                                      -------            ------

     Net income before incentive fees****                                11.3%              7.6%
     Incentive fees****                                                  (2.1)%            (0.5)%
                                                                      -------            -------
     Net income after incentive fees****                                 9.2%               7.1%
                                                                      -------            ------

     Operating expenses                                                  3.4%               3.0%
     Incentive fees                                                      2.1%               0.5%
                                                                      -------            -------
     Total expenses                                                      5.5%               3.5%
                                                                      -------            ------
    Total return:
     Total return before incentive fees                                 11.7%               7.9%
     Incentive fees                                                     (2.3)%             (0.5)%
                                                                      -------            -------
     Total return after incentive fees                                   9.4%               7.4%
                                                                      -------            ------

    *** Interest income less total expenses (exclusive of incentive fees). ****Supplemental information not required.
    The above ratios may vary for individual investors based on the timing of capital transactions during the year.

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

8.  Financial Instrument Risks:

     In the normal course of its business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

     The majority of these instruments mature within one year of December 31, 2002. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

9.  Liquidation of Partnership:

     In accordance with the Limited Partnership Agreement, the Partnership will terminate operations on February 15, 2003, the month in which the U.S. Treasury zero coupon bonds mature.
                                      F-13

Selected unaudited quarterly financial data for the years ended December 31, 2002 and December 31, 2001 is summarized below:

                                      For the period      For the period    For the period  For the period
                                           from                from             from             from
                                     October 1, 2002       July 1, 2002      April 1, 2002   January 1, 2002
                                            to                  to               to               to
                                      December 31, 2002  September 30, 2002  June 30, 2002    March 31, 2002
Net realized and unrealized trading
 gains (losses) net of brokerage
 commissions and clearing fees
 including interest income                $ 81,002           $142,034           $609,039           $685,485

Net Income (loss)                         $ 25,967           $ 75,960           $481,706           $530,940

Increase (decrease) in Net Asset
 Value per Unit                           $   2.98           $   8.60           $  52.99           $  55.11

                                      For the period      For the period    For the period  For the period
                                           from                from             from             from
                                     October 1, 2001       July 1, 2001      April 1, 2001   January 1, 2001
                                            to                  to               to               to
                                     December 31, 2001  September 30, 2001  June 30, 2001    March 31, 2001

Net realized and unrealized trading
 gains (losses) net of brokerage
 commissions and clearing fees
 including interest income                 $362,027          $583,421          $(65,716)          $232,906

Net Income (loss)                          $296,550          $518,204          $(80,484)          $177,816

Increase (decrease) in Net Asset
 Value per Unit                            $  29.26          $  49.43          $(  7.48)          $  16.07


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     PricewaterhouseCoopers LLP was previously the principal accountant for the Partnership. On July 9, 2002, that firm was dismissed as principal accountant and KPMG LLP was engaged as principal accountant. The decision to change accountants was approved by the general partner of the Partnership.

     In connection with the audits of the two fiscal years ended December 31, 2001, and through July 9, 2002, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference thereto in their reports on the financial statements for such years.

     The audit reports of PricewaterhouseCoopers LLP on the financial statements of the Partnership as of and for the years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principle.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management LLC. Investment decisions are made by the Advisor.

Item 11. Executive Compensation.

     The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management LLC, its General Partner. SSB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." Brokerage commissions and clearing fees of $271,564 were earned for the year ended December 31, 2002. Management fees and incentive fees of $88,522 and $257,914, respectively were paid or payable to the Advisors for the year ended December 31, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

          (a). Security ownership of certain beneficial owners.

     The Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.

          (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 376 (4.4%) Units of Limited Partnership Interest.

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

Item 14. Control and Procedures

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

                                    PART IV

Item 15. Exhibits,  Financial Statement  Schedules,  and Reports on Form 8-K.

          (a) (1) Financial Statements:

                    Statements of Financial Condition at December 31, 2002 and 2001.

                    Statements of Income and Expenses for the years ended December 31, 2002, 2001 and 2000.

                    Statements of Partners' Capital for the years ended December 31, 2002, 2001 and 2000.

               (2) Financial Statement Schedules: Financial data schedule for the year ended December 31, 2002.

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

          10.11-  Management  Agreement  among  the  Partnership,   the  General
               Partner and Fort Orange Capital Management for 1999 (previously filed).

          10.12- Letters  extending  Management  Agreements  with  Rabar  Market
               Research, Inc. and John W. Henry & Company, Inc. for 1999 (previously filed).

          10.13-  Letter  from  the  General  Partner   terminating   Management
               Agreement with John W. Henry & Company Inc. (previously filed).

          10.14- Letters  extending  Management  Agreements  with  Rabar  Market
               Research, Inc. and Fort Orange Capital Management for 2000 (previously filed).

          10.15-Letters from General Partner terminating  Management  Agreements
               with  Rabar  Market  Research,   Inc.  and  Fort  Orange  Capital
               Management (filed herein).

          10.16-  Management  Agreement  among  the  Partnership,   the  General
               Partner and Tucson Asset Management (previously filed).

          10.17- Management Agreement among the Partnership, the General Partner and Potomac Portfolios LLC (filed as Exhibit 10.17 to the
               Registration Statement on Form S-1 (File No. 0-28350) and incorporated herein by reference).

          10.18-  Management  Agreement  among  the  Partnership,   the  General
               Partner and Quest Partners LLC (filed as Exhibit 10.18 to the Registration Statement on Form S-1 (File No. 0-28350) and incorporated herein by reference).

          10.19-  Letter  extending   Management  Agreement  with  Tucson  Asset
               Management for 2002 (filed herein).

               99.1 Certificate of Chief Executive Officer.

               99.2 Certificate of Chief Financial Officer.

          (b)  Reports on 8-K: None Filed.

     Supplemental  Information  To Be Furnished  With Reports Filed  Pursuant To
Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.




Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 27th day of March 2003.

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


     /s/David J. Vogel                                 /s/ Shelley Ullman
        ------------------------------                    ---------------
        David J. Vogel                                    Director
        Director, Principal Executive
        Officer and President



    /s/ Maureen O'Toole                               /s/ Steve J. Keltz
        --------------------------                       -----------------------
        Maureen O'Toole                                  Secretary and Director
        Director



    /s/ Daniel R. McAuliffe, Jr.
        -------------------------
        Daniel R. McAuliffe, Jr.
        Chief Financial Officer and
        Director

    TYPE>                         EX-27
    DESCRIPTION>                  FINANCIAL DATA SCHEDULE
TEXT>
ARTICLE>                          5
CIK>                              0000944697
NAME>                             Smith Barney Principal Plus Futures Fund L.P.

PERIOD-TYPE>                                       12-MONTHS
FISCAL-YEAR-END>                                   DEC-31-2002
PERIOD-START>                                      JAN-01-2002
PERIOD-END>                                        DEC-31-2002
CASH>                                                       3,081,887
SECURITIES>                                                 9,084,798
RECEIVABLES>                                                   82,431
ALLOWANCES>                                                         0
INVENTORY>                                                          0
CURRENT-ASSETS>                                            12,249,116
PP&E>                                                               0
DEPRECIATION>                                                       0
TOTAL-ASSETS>                                              12,249,116
CURRENT-LIABILITIES>                                          209,549
BONDS>                                                              0
PREFERRED-MANDATORY>                                                0
PREFERRED>                                                          0
COMMON>                                                             0
OTHER-SE>                                                  12,039,567
TOTAL-LIABILITY-AND-EQUITY>                                12,249,116
SALES>                                                              0
TOTAL-REVENUES>                                             1,789,124
CGS>                                                                0
TOTAL-COSTS>                                                        0
OTHER-EXPENSES>                                               674,551
LOSS-PROVISION>                                                     0
INTEREST-EXPENSE>                                                   0
INCOME-PRETAX>                                              1,114,573
INCOME-TAX>                                                         0
INCOME-CONTINUING>                                                  0
DISCONTINUED>                                                       0
EXTRAORDINARY>                                                      0
CHANGES>                                                            0
NET-INCOME>                                                 1,114,573
EPS-PRIMARY>                                                   119.68
EPS-DILUTED>                                                        0

                                  CERTIFICATION


I, David J. Vogel,  certify  that:

1. I have reviewed this annual report on Form 10-K of Smith Barney Principal PLUS Futures Fund L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition and results of operations of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b.   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

     /s/ David J. Vogel
     David J. Vogel
     Chief Executive Officer

                                  CERTIFICATION


I, Daniel R. McAuliffe, Jr.certify that:

1. I have reviewed this annual report on Form 10-K of Smith Barney Principal PLUS Futures Fund L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition and results of operations of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c.   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: March 27, 2003

                         /s/ Daniel R. McAuliffe, Jr.
                             Daniel R. McAuliffe, Jr.
                             Chief Financial Officer

                      Smith Barney Futures Management LLC
                         388 Greenwich Street, 7th Floor
                          New York, New York 10013-2396

June 11, 2001


Tucson Asset Management, Inc.
4350 La Jolla Village Drive - Suite 340
San Diego, CA 92122

Attention:  Mr. Jeff Stephenson

         Re:      Management Agreement Renewals

Dear Mr. Stephenson:

We are writing with respect to your management agreements concerning the commodity pools to which reference is made below (the "Management Agreements"). We are extending the term of the Management Agreements through June 30, 2002 and all other provisions of the Management Agreements will remain unchanged.

o        Smith Barney Principal Plus Futures Fund L.P.

Please acknowledge receipt of this modification by signing one copy of this letter and returning it to the attention of Mr. Daniel McAuliffe at the address above or fax to 212-723-8985. If you have any questions I can be reached at 212-723-5435.

Very truly yours,

SMITH BARNEY FUTURES MANAGEMENT LLC


By:
    /s/  Daniel R. McAuliffe, Jr.
         Daniel R. McAuliffe, Jr.
         Chief Financial Officer & Director
By:
AGREED AND ACCEPTED
TUCSON ASSET MANAGMENT, INC.

DRMcA/sr